Form 10QSB
period 1995-06-30
UNITED LEISURE CORP
filed 1995-08-21
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995; or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ___________.


Commission File Number 0-6106


                           UNITED LEISURE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    13-2652243
 -------------------------------                    -------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

               8800 Irvine Center Drive, Irvine, California 92718
              ----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (714) 837-1200
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES [X]    NO

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                  Outstanding at June 23, 1995
-------------------------                       ----------------------------
 Common Stock, par value                             12,209,434 shares
    $.01 per share

Transitional Small Business Disclosure Format (check one):

                                YES       NO [X]

                                Page 1 of 10 Pages

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES


PART I -- FINANCIAL INFORMATION
                                                                       Page
                                                                       -----
Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1995 and December 31, 1994

                  Consolidated Statements of Operations For the Three Months Ended June 30, 1995 and June 30, 1994 and the Six Months Ended June 30, 1995 and 1994

                  Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1995 and
                  June 30, 1994

                  Notes to Consolidated Financial Statements
                  June 30, 1995 and June 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K



                                Page 2 of 10 Pages

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements


                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,              December 31,
                                                                                  1995                    1994
                                                                              -------------           -------------

                                               ASSETS
CASH AND CASH EQUIVALENTS                                                     $  13,291,003          $   15,955,140
RECEIVABLES                                                                         305,799                 299,628
PREPAID EXPENSES                                                                    219,014                  29,423
PROPERTY AND EQUIPMENT, less accumulated depreciation                             3,490,434                  56,246
INVENTORY                                                                            91,106                       0
OTHER ASSETS
   Due from related party                                                            10,000                  10,000
   Investment in limited partnership                                                 60,000                  60,000
   Pre-opening costs                                                                 61,296                  66,931
   Intangible assets, net of accumulated amortization                                87,095                  97,461
   Deposits                                                                         154,028                 249,726
                                                                                 ----------              ----------
                                                                              $  17,769,775          $   16,824,555
                                                                                 ==========              ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to acquisition of minority
  interest in Planet Kids Learning Centers                                    $   1,040,000          $      520,000
Accounts payable and accrued expenses                                               540,870                 459,581
Income taxes payable                                                                   (200)                 19,800
Provision for contingent disputed claim (Note 2)                                  1,128,973               1,128,973
Due to related party                                                                936,549               1,246,571
Deferred revenues                                                                   869,266                  23,810
Deposits and Other                                                                  124,275                 124,275
                                                                                  ----------              ----------
    TOTAL CURRENT LIABILITIES                                                 $   4,639,733          $    3,523,010
                                                                                  =========               =========

Long-term debt                                                                      850,000                       0
MINORITY INTEREST                                                                         0                 500,017
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock                                                                      122,094                 122,034
  Capital                                                                        24,252,736              24,252,297
  Accumulated deficit                                                           (12,094,788)            (11,562,803)
                                                                                 ----------              ----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      12,280,042              12,801,528
                                                                                 ----------              ----------
                                                                              $  17,769,775          $   16,824,555
                                                                                 ==========              ==========


          See accompanying Notes to Consolidated Financial Statements.

                                Page 3 of 10 Pages

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months                        For the Six Months
                                                          Ended                                      Ended
                                                         June 30,                                   June 30,
                                          --------------------------------------      ------------------------------------
                                                1995                   1994                1995                 1994
                                          ----------------      ----------------     ----------------     ---------------
REVENUES
  Rentals                                 $        283,106      $        482,488     $        530,552     $       704,722
  Admissions                                        52,988                     0               52,988
  Camp admissions                                   91,716                62,657               91,716              62,657
  Concessions                                       11,962                     0               11,962
  Income - other                                    17,796                     0               17,796
  Interest income                                  179,277                 1,009              385,673               3,253
                                          ----------------      ----------------     ----------------     ---------------

      TOTAL REVENUES                      $        636,845      $        546,154     $      1,090,687     $       770,632
                                          ================      ================     ================     ===============

COSTS AND EXPENSES
  Occupancy                               $        696,146      $        349,312     $        952,635     $       622,038
  Selling, general and
      administrative                               287,471                56,054              373,134             109,537
  Depreciation and amortization                     20,297                35,775               40,594              59,950
  Interest                                          19,568                 8,538               39,568              32,094
  Legal costs - Irvine Co. litigation              137,389               102,030              205,033             208,844
  Write-off goodwill                               115,603                     0              115,603                   0
                                          ----------------      ----------------     ----------------     ---------------

      TOTAL COSTS AND EXPENSES            $      1,276,474      $        551,709     $      1,726,567     $     1,032,463
                                          =      =========      =        =======     =      =========     =     =========

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                               (639,629)               (5,555)            (635,880)           (261,831)

MINORITY INTEREST                                  112,411                     0              115,620                   0
                                          ----------------      ----------------     ----------------     ---------------

NET INCOME (LOSS) BEFORE
  TAXES                                           (527,218)               (5,555)            (520,260)           (261,831)

PROVISION FOR INCOME TAXES                          11,725                49,800               11,725              49,800
                                          ----------------      ----------------     ----------------     ---------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                             (538,943)               44,245             (531,985)           (212,031)

                                                         0               107,238                    0             107,238
                                          ----------------      ----------------     ----------------     ---------------

NET INCOME (LOSS)                                 (538,943)              151,483             (531,985)           (104,793)
                                          ================      ================     ================     ===============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                              12,209,428             3,510,741           12,209,428           3,510,741
                                          ================      ================     ================     ===============

NET INCOME (LOSS) PER SHARE               $          (.044)     $           .043     $          (.043)    $          (.03)
                                          ================      ================     ================     ===============


          See accompanying Notes to Consolidated Financial Statements.


                                Page 4 of 10 Pages

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         For the Six Months
                                                                           Ended June 30,
                                                                 1995                           1994
                                                       ---------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                                             $       (531,985)              $          (104,793)
  Adjustments to reconcile net loss
       to net cash provided (used) by
       operating activities:
       Depreciation and amortization
          of property and equipment                              24,129                            33,000
       Amortization of intangibles                               16,465                            26,950
       Loss attributable to acquisition
          of minority interest
       Gain from settlement of debt                             115,603                          (159,438)
       Minority interest in net loss of
          consolidated subsidiary                              (115,620)
       Changes in operating assets and liabilities:
          Receivables                                            (6,171)                          (36,168)
          Inventory                                             (91,107)
          Prepaid expenses                                     (189,592)                          (39,434)
          Pre-opening costs                                       5,635
          Deposits                                               95,699                            (1,000)
          Amounts payable and accrued expenses                  101,289                          (551,600)
          Income taxes payable                                  (20,000)
          Accrued expenses due to related party                                                    19,746
          Deferred revenue and other                            845,456                           764,976
                                                       -----------------                  ---------------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                                   (249,801)                          (47,761)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (2,608,317)
  Lease acquisition costs                                        (6,099)
  Investment in joint venture                                                                    (500,000)
  Release of Restricted Cash                                                                      407,055
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                       (2,614,416)                          (92,945)
                                                       -----------------                  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock warrants                                     10,500
  Sale of common shares                                                                           500,000
  Preferred stock conversion fee                                                                  (75,000)
  Deferred offering costs                                                                         (14,788)
  Principal payments under short-term
       and long-term obligations                                                                 (172,000)
  Repayment of related party advances                          (310,022)                         (200,000)
                                                       -----------------                  ---------------
NET CASH PROVIDED (USED) IN
  FINANCING ACTIVITIES                                         (299,522)                           38,212
                                                       -----------------                  ---------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       (2,664,137)                         (102,494)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          15,955,140                           682,261
                                                       -----------------                  ---------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                          $     13,291,003               $           579,767
                                                       =================                  ===============


          See accompanying Notes to Consolidated Financial Statements.

                                Page 5 of 10 Pages

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The results of interim periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's business. In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. These condensed financial statements do not purport to be full presentations and do not include all requirements in accordance with generally accepted accounting principles, but include all information required by the instructions to Form 10-QSB.

Note 2.       Provision for contingent disputed claim

              The provision for contingent disputed claim is the subject of litigation between the Company and its landlord. In the initial trial related to such litigation, the jury found that the Company did not owe such rent and, in its order for a new trial, the court did not indicate that it disagreed with that conclusion.



                                Page 6 of 10 Pages

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Liquidity and Financial Condition

         As a result of a completion of a public offering in November, 1994, at June 30, 1995, the Company had cash and cash equivalents in the amount of $13,291,003. Given the stability of the revenues from its current operations, the Company expects that its operations will continue to generate sufficient cash flow to continue its current operations through the end of the term of The Irvine Company Ground Lease (February 28, 1997). In the meantime, the Company intends to expend the funds raised in the 1994 public offering in the following directions in order to expand its business and prepare the Company for operations after the expiration of the Irvine Ground Lease: Planet Kids Learning Centers Joint Venture - $3,000,000, Camp Frasier expansion - $2,750,000, interactive multimedia development - $1,000,000, and mergers and acquisitions program - $3,500,000. During the first six months of 1995, the Company commenced making some of these investments. $155,315 in developing the Planet Kids locations, $157,865 toward the acquisition and opening of two additional Camp Frasier locations and $47,617 for the development of its interactive multimedia business. In addition, the Company expended $1,040,000 in buying out its joint venture partner in Planet Kids Learning Centers and purchased for $1,685,000 Marshall Scotty's Amusement Park (now Frasier's Frontier) in San Diego.


The Irvine Company Litigation

         Since 1987, the Company's wholly-owned subsidiary, Lion Country Safari, Inc. - California (the "Subsidiary"), has been engaged in protracted and expensive litigation with its landlord, Irvine, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company and Marsh & McLennan; The Irvine Company vs. The Splash and Lion Country Safari, Inc. - California; Lion Country Safari, Inc. - California v. The Irvine Company. On April 15, 1994, the court granted a new trial on all issues. The Company has appealed this order and intends to vigorously continue its prosecution of The Irvine Company Litigation. It is anticipated that the ruling on this appeal may take until mid 1996.


Results of Operations

         The Company's business has historically been highly seasonal with the second and third quarters of each being the strongest quarters of operations. During the quarter ended June 30, 1995, the Company received total revenues of $636,845, compared to $546,154 in revenues for the second quarter of 1994. During the six month period ended June 30, 1995, the Company received total revenues of $1,090,687 as compared to total revenues of $770,634 for the first six months of 1994. The Company incurred a net loss of $531,985, or $(.043) per share, with respect to the first six months of 1995 as compared to a net loss of $104,793, or $(.03) per share, for the comparable period of the previous year. For the quarter ended June 30, 1995, the Company incurred a net loss of $538,943, or $(.044) per share, as compared to net income of $151,483, or $.043 per share, for the comparable period of 1994.


                                Page 7 of 10 Pages

         Revenues were down primarily because of a reduced rentals from Irvine Meadows Amphitheater which is experiencing a reduced concert season so far this year. Expenses increased during the first six months of 1995, as compared to 1994 because of increased occupancy expenses related to the two new Camp Frasier locations and the Planet Kids leases, increased selling and administration expenses related to the development of the two new Camp Frasier locations, the development of the initial Planet Kids Learning-Play Center and the development of Frasier's Frontier, the amusement park property acquired by the Company.

         The Company acquired the other 50% interest in Planet Kids Learning Centers as of June 1, 1995, thereby removing the minority interest reflected on the financial statements contained in this Quarterly Report on Form 10-QSB for future periods and opened its initial Planet Kids facility on June 3, 1995. The two additional Camp Frasier locations opened later in the month of June and are in operation Like the original Camp Frasier operation, it is expected that it will take a few years for each of these new locations to mature.

                                Page 8 of 10 Pages

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  (27) Financial Data Schedule


(b)      Reports on Form 8-K

                  The Company filed no Reports on Form 8-K during or for the period covered by this Quarterly Report on Form 10-QSB.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                Page 9 of 10 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNITED LEISURE CORPORATION


Date:  August 21, 1995               By:   /s/   HARRY SHUSTER
                                        ----------------------------------
                                            Harry Shuster, Chairman of the
                                             Board and Chief Executive
                                                     Officer


Date:  August 21, 1995               By:  /s/    RENATE GRAF
                                        ----------------------------------
                                          Renate Graf, Vice President
                                                and Controller




































                              Page 10 of 10 Pages