Form 10QSB
period 1995-09-30
UNITED LEISURE CORP
filed 1995-11-21
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995; or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ___________.

Commission File Number 0-6106
                      --------
                           UNITED LEISURE CORPORATION
              -----------------------------------------------------
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

                                 (714) 837-1200
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                       YES     [X]              [NO]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                    Outstanding at November 10, 1995
            ---------------------            --------------------------------
           Common Stock, par value                   12,292,849 shares
               $.01 per share

Transitional Small Business Disclosure Format (check one):

                                       YES [ ]                 NO    [X]

                                 Page 1 of 10 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

                                                                                                           Page
                                                                                                           ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  September 30, 1995 and December 31, 1994

                  Consolidated  Statements  of  Operations  For the Three Months
                  Ended  September  30, 1995 and September 30, 1994 and the Nine
                  Months Ended September 30, 1995 and 1994

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 1995 and

                  September 30, 1994

                  Notes to Consolidated Financial Statements
                  September 30, 1995 and September 30, 1994

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                                 Page 2 of 10 Pages

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,              December 31,

                                                                          1995                       1994
                                                                  ---------------------     -------------------

                                     ASSETS

CASH AND CASH EQUIVALENTS                                            $     11,138,817         $     15,955,140
RECEIVABLES                                                                   501,869                  299,628
PREPAID EXPENSES                                                              156,220                   29,423
PROPERTY AND EQUIPMENT, net                                                 3,561,030                   56,246
INVENTORY                                                                     101,907                        0
OTHER ASSETS
     Due from related party                                                    10,000                   10,000
     Investment in limited partnership                                         60,000                   60,000
     Pre-opening costs                                                        125,262                   66,931
     Intangible assets, net                                                    77,805                   97,461
     Deposits                                                                 214,587                  249,726
                                                                     ----------------         ----------------
                                                                     $     15,947,497         $     16,824,555
                                                                     ================         ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to acquisition of minority interest                          $              0         $        520,000
Accounts payable and accrued expenses                                         387,220                  459,581
Income taxes payable                                                             (200)                  19,800
Due to lessor (Note 2)                                                      1,128,973                1,128,973
Due to related party                                                          951,211                1,246,571
Deferred revenues                                                              19,560                   23,810
Deposits and Other                                                            124,275                  124,275
                                                                     ----------------         ----------------
          TOTAL CURRENT LIABILITIES                                  $      2,611,039         $      3,523,010
                                                                     ================         ================
Long-term debt                                                                850,000                        0
Minority Interest                                                                   0                  500,017
STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock                                                             122,124                  122,034
     Capital                                                               24,252,956               24,242,297
     Accumulated deficit                                                  (11,888,622)             (11,562,803)
                                                                     ----------------         ----------------
          TOTAL STOCKHOLDERS' EQUITY
          (DEFICIENCY)                                                     12,486,458               12,801,528
                                                                     ----------------         ----------------
                                                                     $     15,947,497         $     16,824,555
                                                                     ================         ================

          See accompanying Notes to Consolidated Financial Statements.

                                 Page 3 of 10 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months                       For the Nine Months
                                                          Ended                                     Ended
                                                      September 30,                             September 30,
                                         ---------------------------------------     -------------------------------
                                                1995                 1994                  1995                 1994
                                         -----------------      ----------------     ----------------     ----------
REVENUES
  Rentals                                 $        532,273      $        579,844     $      1,062,825     $     1,284,566
  Admissions                                       231,720                     0              284,708                   0
  Camp admissions                                  906,894               798,005              998,610             860,662
  Concessions                                       63,495                     0               75,457                   0
  Income - other                                   118,955                     0              136,751                   0
  Interest income                                  170,578                 1,896              556,251               5,149
                                          ----------------      ----------------     ----------------     ---------------
      TOTAL REVENUES                      $      2,023,915      $      1,379,745     $      3,114,602     $     2,150,377
                                          ================      ================     ================     ===============

COSTS AND EXPENSES
  Occupancy                               $      1,520,177      $        676,010     $      2,472,812     $     1,298,048
  Selling, general and
      administrative                               176,331                54,603              549,465             164,140
  Depreciation and amortization                     21,940                23,870               62,534              83,820
  Interest                                          35,526                     0               75,094              32,094
  Legal costs - Irvine Co. litigation               48,132                31,184              253,165             240,028
  Write-off goodwill                                     0                     0              115,603                   0
                                          ----------------      ----------------     ----------------     ---------------
      TOTAL COSTS AND EXPENSES            $      1,802,106      $        785,667     $      3,528,673     $     1,818,130
                                          ================      ================     ================     ===============

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                                221,809               594,078             (414,071)            332,247
MINORITY INTEREST                                        0                     0              115,620                   0
                                          ----------------      ----------------     ----------------     ---------------
NET INCOME (LOSS) BEFORE

  TAXES                                            221,809               594,078             (298,451)            332,247
PROVISION FOR INCOME TAXES                          15,626                     0               27,351             (49,800)
                                          ----------------      ----------------     ----------------     ---------------

NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                              206,183               594,078             (325,802)            382,047
EXTRAORDINARY ITEMS                                      0                 5,000                    o             112,238
                                          ----------------      ----------------     ----------------     ---------------
NET INCOME (LOSS)                                  206,183               599,078             (325,802)            494,235
                                          ================      ================     ================     ===============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                              12,212,428             7,295,928           12,212,428           7,295,928
                                          ================      ================     ================     ===============
NET INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY

  ITEMS                                   $          .0168      $          .0814     $         (.0266)    $         .0523
                                          ================      ================     ================     ===============
EXTRAORDINARY ITEM                                   .0168                 .0814               (.0266)              .0153
                                          ----------------      ----------------     ----------------     ---------------
NET INCOME (LOSS)                         $          .0168      $          .0814     $         (.0266)    $         .0676
                                          ================      ================     ================     ===============

          See accompanying Notes to Consolidated Financial Statements.

                                 Page 4 of 10 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                     ----------------------------------------------------

                                                                 1995                           1994
                                                     ----------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                                             $       (325,802)              $           494,285
  Adjustments to reconcile net loss
       to net cash provided (used) by
       operating activities:
       Depreciation and amortization
          of property and equipment                              36,192                            49,500
       Amortization of intangibles                               26,342                            34,320
       Loss attributable to acquisition
          of minority interest
       Gain from settlement of debt                             115,603                          (164,438)
       Minority interest in net loss of
          consolidated subsidiary                              (115,620)
       Changes in operating assets and liabilities:
          Receivables                                          (202,241)                          (49,506)
          Inventory                                            (101,907)                           (3,982)
          Prepaid expenses                                     (126,797)
          Pre-opening costs                                     (58,331)
          Deposits                                               35,159
          Amounts payable and accrued expenses                  (72,361)                         (615,697)
          Income taxes payable                                  (20,000)
          Accrued expenses due to related party                                                    18,555
          Deferred revenue and other                             (4,250)                            3,759
                                                       ----------------               -------------------
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                                   (814,013)                         (233,204)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (3,709,837)                           (5,100)
  Lease acquisition costs                                        (6,113)
  Investment in joint venture                                                                    (500,000)
  Release of Restricted Cash                                                                      407,055
                                                       ----------------               -------------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                       (3,715,950)                          (98,045)
                                                       ----------------               -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock warrants                                      9,000
  Sale of common shares                                                                           500,000
  Preferred stock conversion fee                                                                  (75,000)
  Deferred offering costs                                                                         (96,081)
  Principal payments under short-term
       and long-term obligations                                                                 (265,000)
  Repayment of related party advances                          (295,360)                         (200,000)
                                                       ----------------               -------------------
NET CASH PROVIDED (USED) IN
  FINANCING ACTIVITIES                                         (286,360)                         (136,081)
                                                       ----------------               -------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       (4,816,323)                         (467,330)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          15,955,140                           682,261
                                                       ----------------               -------------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                          $     11,138,817               $           214,931
                                                       ================               ===================


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

                                 Page 6 of 10 Pages

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Financial Condition

         As a result of a completion of a public offering in November, 1994, at September 30, 1995, the Company had cash and cash equivalents in the amount of $11,138,817. Given the stability of the revenues from its current operations, the Company expects that its operations will continue to generate sufficient cash flow to continue its current operations through the end of the term of The Irvine Company Ground Lease (February 28, 1997). In the meantime, the Company intends to expend the funds raised in the 1994 public offering in the following directions in order to expand its business and prepare the Company for operations after the expiration of the Irvine Ground Lease: Planet Kids Learning Centers Joint Venture - $3,000,000, Camp Frasier expansion - $2,750,000, interactive multimedia development - $1,000,000, and mergers and acquisitions program - $3,500,000. During the first nine months of 1995, the Company commenced making some of these investments, approximately $325,000 in developing the Planet Kids locations, approximately $165,000 toward the acquisition and opening of two additional Camp Frasier locations and approximately $150,000 for the development of its interactive multimedia business. In addition, the Company expended $1,040,000 in buying out its joint venture partner in Planet Kids Learning Centers and purchased for $1,685,000 Marshall Scotty's Amusement Park (now Frasier's Frontier) in San Diego.

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

Results of Operations

         The Company's business has historically been highly seasonal with the second and third quarters of each being the strongest quarters of operations. During the quarter ended September 30, 1995, the Company received total revenues of $2,023,915, compared to $1,379,745 in revenues for the third quarter of 1994. During the nine month period ended September 30, 1995, the Company received total revenues of $3,114,602 as compared to total revenues of $2,150,377 for the first nine months of 1994. The Company incurred a net loss of $325,802, or $(.0266) per share, with respect to the first nine months of 1995 as compared to a net income of $494,235, or $(.0676) per share, for the comparable period of the previous year. For the quarter ended September 30, 1995, the Company incurred net income of

                                 Page 7 of 10 Pages

$206,183, or $(.0168) per share, as compared to net income of $599,078, or $.0814 per share, for the comparable period of 1994.

         Revenues increased during the 1995 periods primarily because of the additional revenues received from three Camp Frasier locations as opposed to one in the prior year and revenues received from admissions and concessions at Planet Kids and Frasier's Frontier, which were open during the third quarter. Expenses increased during the first nine months of 1995, as compared to 1994 because of increased occupancy expenses related to the two new Camp Frasier locations and the Planet Kids leases, operating expenses incurred in carrying out these operations, increased selling and administration expenses related to the development of the two new Camp Frasier locations, the development of the initial Planet Kids Learning-Play Centers, the development of Frasier's Frontier, the amusement park property acquired by the Company and expenses incurred in the development of the Company's interactive operating expenses.

         The Company acquired the other 50% interest in Planet Kids Learning Centers as of June 1, 1995, thereby removing the minority interest reflected on the financial statements contained in this Quarterly Report on Form 10-QSB for future periods and opened its initial Planet Kids facility on June 3, 1995. The two additional Camp Frasier locations opened later in the month of June and operated most of the season. Like the original Camp Frasier operation, it is expected that it will take a few years for each of these new locations to mature.

                                 Page 8 of 10 Pages

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 12, 1995, the Annual Meeting of Stockholders of United Leisure Corporation was held, at which the following actions were taken:

         1. The shares of Common Stock represented at the Annual Meeting were voted for the election of Directors as follows:

                                                       Number
                                                       Voting                    For                    Withhold
                                                      ----------              ----------                --------
             Harry Shuster                            10,699,245              10,599,994                   99,251
             Renate Graf                              10,699,245              10,600,194                  102,151
             Alvin Cassel, Esq.                       10,699,245              10,597,094                   99,051
             Alvin Alexander                          10,699,245              10,600,094                   99,151


         2. The shares of Common Stock represented at the Annual Meeting were voted for the approval of the Stock Option Plan of the Company as follows:

                            Number
                            Voting                    For                      Against                    Abstain
                          ----------               ---------                   -------                    -------
                          10,699,245              10,341,093                   297,739                    60,413


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

                                        UNITED LEISURE CORPORATION

Date:  November 20, 1995                By:       /s/ HARRY SHUSTER
                                           ----------------------------------
                                               Harry Shuster, Chairman of the
                                                  Board and Chief Executive

                                                          Officer

Date:  November 20, 1995                By:       /s/  RENATE GRAF
                                           ---------------------------------
                                                Renate Graf, Vice President
                                                     and Controller

                                Page 10 of 10 Pages