Form 10KSB
period 1995-12-31
UNITED LEISURE CORP
filed 1996-04-15
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______

Commission File Number  0-6106

                           UNITED LEISURE CORPORATION
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

            Delaware                                    13-2652243
- -------------------------------             ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    8800 Irvine Center Drive
      Irvin California                                     92718
- -------------------------------             ------------------------------------
(Address of Principal Executive                          (Zip Code)
           Offices)

Issuer's Telephone Number, Including Area Code:        (714) 837-1200
                                                       --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                            NONE
                                                            ----
Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                     Class A Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)

         Check whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes  |X|                                            No   [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year:  $3,196,869

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 29, 1996:

                        Common Stock, par value $.01 per share -- $19,473,183

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                   Class                        Outstanding at March 29, 1996
- --------------------------------------         ------------------------------
       Common Stock, par value $.01
                 per share                            12,452,849 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

              No documents are incorporated by reference into this
                         Annual Report on Form 10-KSB.
            Transitional Small Business Issuer Format: Yes [ ]   No |X|


                            Exhibit Index on Page 48

                                     PART I


Item 1.     Description of Business.

General

         The primary business of United Leisure Corporation (the "Company") for a number of years has been to develop its major asset, a Ground Lease covering approximately 300 acres of real estate in Irvine, California, through sub-lease, so as to convert the leased asset into a revenue producing property. Pursuant to its terms, the Ground Lease terminates on Feburary 28, 1997, thus leaving the Company less than one year of operations remaining on the leased property. The basic terms and provisions of the Ground Lease are described in more detail under "Properties" in Item 2 of this Annual Report on Form 10-KSB. In carrying out its historical business, the Company has preferred to act primarily as a developer and manager of the property, rather than as an operator. In the past several years, the Company's ability to operate its business has been severely hampered by the actions of, and continuing litigation with, its landlord, The Irvine Company ("Irvine"). In addition to its subleasing activities, the Company carries out day camp operations on a portion of its leased property. See this Item, "Description of Business -- Property Development" and "Description of Business -- Frasier Day Camp" in this Item 1 of this Annual Report on Form 10-KSB. See also "Management's Discussion and Analysis or Plan of Operation" and "Legal Proceedings" in Items 6 and 3, respectively.

         The Company has been engaged in protracted and expensive litigation ("The Irvine Company Litigation") with its landlord, Irvine. The initial trial of The Irvine Company litigation described herein resulted in a jury verdict of approximately $42,000,000 in favor of the Company's subsidiary, however, on post-trial motion by Irvine, the Court ordered a new trial. The Company has appealed this Order. The Company hopes that the appeal will be heard and a decision rendered sometime before the end of 1996. See Item 3, "Legal
Proceedings" and Item 6, "Management's Discussion and Analysis or Plan of Operation".

         In view of the short-term remaining on the Ground Lease and the uncertainties created by the order of the Court for a new trial in The Irvine Company Litigation, the Board of Directors of the Company determined that the Company prepare itself for the future by the development of its business into new fields of endeavor so as to enable the Company to continue its operations after the completion of The Irvine Company Litigation, regardless of its ultimate outcome, and also to enable the Company to prosecute The Irvine Company Litigation to conclusion. Accordingly, in 1994, the Board of Directors initiated several new programs for the expansion of the Company's business. Utilizing its experience in the children's entertainment and education fields, the Company has engaged in the creation, development and operation of children's play-learning centers and has embarked on an expansion of its successful Camp Frasier operation. The Company has also developed certain proprietary interactive multimedia products which it has conceived and is actively searching for complementary acquisitions and/or mergers. In order to finance these activities, the Company carried out an underwritten public offering in 1994, raising net proceeds of approximately $14,855,187.


         The  Company  was  originally  organized  for the  primary  purpose  of developing and operating a chain of African wildlife preserve and theme amusement parks known as LION COUNTRY SAFARI. The Company's last park operation, located in Irvine, California, was closed in November, 1984. United Leisure Corporation is the successor by change of name to Lion Country Safari, Inc., a Delaware corporation which was originally organized in May 1969. United Leisure Corporation has operated and plans to continue to operate primarily as a holding company for its operating subsidiaries. The term "the Company", as used in this Annual Report on Form 10-KSB, includes United Leisure Corporation, its predecessor companies and its subsidiaries, unless the context otherwise requires.



1995 Developments


         1995 was a transition year for the Company, during which management took such action as it deemed necessary and appropriate in order to prepare for the continuation of the Company's operations after the termination of the Irvine Ground Lease. In that connection, the Company is developing, through an independent software developer, certain proprietary software. See this Item, "Description of Business--United Leisure Interactive". In addition, the Company acquired and commenced operation during the summer season of two new sites for its Camp Frasier operations, one located in San Diego and one located in Yorba Linda, California. See this Item, "Description of Business--Camp Frasier". In addition, the Company bought out its Planet Kids joint venture partner, Master Glazier's Karate International, Inc. ("MGK"), in exchange for the return of MGK's money plus interest and the grant of options to acquire up to 150,000 shares of the Company's Common Stock and has two children's play learning centers in operation, one in Laguna Hills, California and one in Orange, California. A third center is under construction. See this Item, "Description of Business--Planet Kids, Inc.".



Property Development

General

         After closing the operation of the Company's African wildlife preserve and theme amusement park in 1984, Management of the Company turned its attention to the development of the Company's most valuable asset, the Ground Lease covering the 300-acre tract located in Irvine, California. It had been the Company's desire to develop this property, with emphasis on leisure-time use and attractions, primarily through subleases, although joint ventures and direct development by the Company as its resources permit, were also considered. Management's concept was that the Company not act as an operator of any of the attractions at the property, but would act solely as a developer and sublessor of the property. In view of the difficulties presented by Irvine, the Company's landlord, as discussed in Item 3, "Legal Proceedings", however, these efforts were not successful.

         The Company has subleased certain portions of its California park property as described briefly below in the next three Sections of this Item 1 of this Annual Report on Form 10-KSB.

Amphitheater Sublease

         The Company, through its primary operating subsidiary, Lion Country Safari, Inc.--California (the "Subsidiary"), is a party to a Sublease Agreement, entered into in 1980 (the "Amphitheater Sublease"), with Irvine Meadows Amphitheater, a partnership ("Irvine Meadows") pursuant to which the Subsidiary subleases approximately 20 acres of the park property, plus the right to use the 4,000-vehicle parking lot on the park property to Irvine Meadows for a term which was co-extensive with the Ground Lease with Irvine described under "Description of Property" in Item 2 (approximately 10 months). Irvine

Meadows operates a 15,000-seat amphitheater, where concerts and other entertainment and cultural events are presented, with attractions such as Jimmy Buffett, Reba McIntyre, Alabama, Clint Black, the Eagles, Janet Jackson, Bette Midler and Elton John, among others. Under the Amphitheater Sublease, Irvine Meadows pays the Subsidiary a basic annual rental of $150,000, against a percentage rental equal to 10% of all gross receipts from ticket sales. In addition, rental equal to the sum of 2% of all gross receipts from food sales, 5% of all gross receipts from the sale of beverages, and any additional rental obligation that may be incurred by the Subsidiary as a result of any activities of the Sublessee or others on the subleased premises other than those set forth above is paid. All revenues received under the categories described in the preceding sentence are paid over directly to Irvine under the Ground Lease covering the Company's property. One-half of all the Company's revenues received from ticket sales is paid to Irvine as rent and the other half is paid directly to the Subsidiary.

         During the 1994 season, when it held 37 concerts, the Amphitheater Sublease generated revenues of $441,773 for the Company's account and during 1995, it generated revenues of $355,119 for the Company's account. Irvine Meadows booked 35 concerts for the 1995 season. During the three years preceding 1994, the revenues for the Company's account generated by the Amphitheater Sublease had decreased each year because the Irvine Meadows Amphitheater had less concerts during that period and experienced significant competition from a competing concert location in nearby Costa Mesa, California. This competitive facility was closed in 1994. See "Description of Business -- Competition" in this Item 1 of this Annual Report on Form 10-KSB, "Description of Property" in
Item 2, Item 3, "Legal Proceedings -- The Irvine Company Litigation" and Notes 4 and 9 of "Notes to Consolidated Financial Statements" in Item 7.


         For the complete terms of the Amphitheater Sublease, reference is hereby made to Exhibit 10-2 attached to and made a part of this Annual Report on Form 10-KSB. See also "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in Item 6 and Note 9 of "Notes to Consolidated Financial Statements" in Item 7.

Wild Rivers Water Park

         The Company is a party to a Water Park Sublease between the Subsidiary and The Splash, a California limited partnership ("The Splash"), pursuant to which the Subsidiary subleases approximately 15 acres of its leased California property on which The Splash operates a theme family Water Park (the "Water Park"). The term of the Water Park Sublease is co-extensive with the Company's Ground Lease (approximately 10 months). The Water Park Sublease also grants The Splash the right to use the parking area, subject to certain rights previously granted Irvine Meadows. The Water Park is known as Wild Rivers, offering a tropical setting with an African theme. There are four main activity areas on the 15- acre parcel which comprises the Water Park, featuring a 50-foot tall mountain which provides 18 different water rides. The Company has a 3.12% limited partnership interest in The Splash. See Note 5 of "Notes to Consolidated Financial Statements" in Item 7.


         Under the terms of the Water Park Sublease, The Splash pays a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual Gross Revenues (as defined). In addition, The Splash has agreed to pay additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. The basis on which rental under this sublease is calculated is part of the rent dispute with Irvine in The Irvine Company Litigation. In 1994, The Splash paid the Company rentals of $597,089 and a limited partner distribution of $584,011 and in 1995, The Splash paid the Company rentals of $50,000 and a limited partner distribution of $45,000.

         For the complete terms of the Water Park Sublease and related documents, see Exhibit 10-17 attached to and made a part of this Annual Report on Form 10-KSB.

         From the original opening of its California park, the Company had an exclusive concession arrangement with Africa Arts of California, Inc. ("Africa Arts") related to the sale of souvenirs, gifts and similar merchandise on the California park property. In order to terminate this arrangement by reason of the closing of the animal park operations in 1984, the parties entered into a new arrangement pursuant to which Africa Arts receives 10% of the gross revenues received by The Splash or any other party from the sale of such merchandise at the Water Park, plus 15% of all gross revenues received by the Company from the sale of such merchandise on the remainder of the California property. In connection with this agreement, the Company granted Africa Arts an option to purchase up to 35,000 shares of the Company's Common Stock at an exercise of $1.00 per share. This option expires on February 28, 1997. See Exhibits 10-18 and 10-19 attached to and made a part of this Annual Report on Form 10-KSB for the terms of this arrangement.


Picnics and Other Subleases


         In 1982, the Company converted a portion of its park property formerly used as part of the African wildlife preserve into a large park area which provides two exclusive-use picnic areas for use by companies for their company picnics and by other groups and organizations. These areas include a softball field, volleyball courts, basketball courts, large open spaces, picnic tables, a snack bar and other usual park amenities. The Company ran picnics for a number of large companies. Since 1990, the Subsidiary has had a sublease arrangement with James Productions, Inc. ("James"), pursuant to which James has the right to conduct picnics and other Special Events (as defined) on the picnic areas of the Company's California park. The Agreement provides a minimum rental for 1990 of $150,000, increasing by 5% for each additional year during the term of the sublease, against 15% of gross revenues from the Special Events, payable on a monthly basis each year commencing in March and ending in October. The monthly payments are in differing amounts to correspond to the timing of the corporate picnic season in Southern California. The Company received revenues of $182,326 during 1994 and $191,442 during 1995 under this arrangement.

         For the complete terms of the above sublease arrangement, reference is hereby made to Exhibit 10-27 attached to and made a part of this Annual Report on Form 10-KSB.

         In 1986, the Company entered into a sublease with the Orange County Transit District, an agency of Orange County, California, of the garage and vehicle maintenance facility located on the Company's property for an initial term of three years which has been extended to the expiration of the Company's Ground Lease at a current monthly rental of $5,850. The tenant pays for all tenant improvements required for its operations and is responsible for its own utility expenses. The tenant no longer operates the facility on the property, but still utilizes a portion of it for storage. For the complete terms of the lease, see Exhibit 10-24 attached to and made a part of this Annual Report on Form 10-KSB. From time-to-time the Company enters into other short-term sublease or utilization arrangements related to its leased property in order to enhance revenues.

United Leisure Interactive

         Management of the Company, in exploring new avenues for the expansion of the Company's business as described above, has conceived several ideas for proprietary interactive multimedia products. Some of these ideas relate to games and interactive educational products that could be utilized at the children's play-learning centers, by other users, or marketed to specific end users and/or to the general public. The Company received prototypes of the first conceptual products in 1995.

         In pursuing these new products, the Company has utilized a portion of the proceeds received from the public offering completed in 1994, developing new products for the World Wide Web (WWW) via the Internet. The first such product, now on-line, is called Netcruise and allows for booking cruises through the Internet. The service allows viewing video clips from CD-ROM with the proper hardware. Other services currently offered include WWW site development oriented toward product marketing, specialized database connectivity to the Internet and custom software development. Additionally, the Company is hosting WWW pages for a number of United Leisure divisions as well as clients outside the firm.

Planet Kids, Inc.


         In June 1994, the Company entered into a joint venture with MGK, a publicly traded company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids, Inc., which initially was equally owned, to create and operate state-of-the-art children's play-learning centers. Planet Kids, Inc.'s new centers will operate out of leased premises and target children ages 1 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other indoor activities. Management believes that the development of children's play-learning centers, a relatively new industry, is a good vehicle to exploit the Company's experience.

         As of June 20, 1995, the Company bought out MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial investment of $500,000, plus accrued interest of approximately $40,500. In addition, for the risk undertaken by MGK, the Board of the Directors granted to MGK an option to acquire up to 150,000 shares of the Common Stock of United Leisure Corporation at an exercise price of $.01 per share. This option has been exercised.

         Planet Kids opened its first play-learning center in Laguna Hills, California in July 1995 and its second in Orange, California in December 1995. A third center is currently under construction in Fountain Valley, California and is expected to be operational within the next six months. In addition, Planet Kids has granted a license to PT Planet Kidsindo, Jakarta, Indonesia, to construct and operate a Planet Kids center in the Orient in return for a development fee in the amount of $100,000, $10,000 of which has been paid. See
Exhibit 10-35 for the full terms of this Territory Rights  Agreement.  See also,
Item 7, "Management's Discussion and Analysis or Plan of Operation".



Frasier Day Camp

         The Company opened Camp Frasier at the California park during the summer of 1982, when the Company had on its property all of the facilities described above for utilization in connection with picnics, which were also available for use in connection with a day camp. During its twelve years of operation, Camp Frasier has experienced steadily increasing camper census and revenues and has operated at a capacity level for the last several years. The Company has gradually improved its program, which enjoys popular parental approval in the area. The camp program is offered to area children between the ages of 3 and 13 and is designed to provide significant flexibility in attendance requirements, with a minimum of ten days per camper during the summer. Campers are provided with planned activity programs which include educational activities, horseback riding, swimming, arts and crafts, fishing, four-wheeled Hondas and other standard day camp fare. In recent years, the Company has added a rope challenge course, go- carts and karate to the curriculum. Campers at Frasier Day Camp utilize the facilities of the Water Park described above under "Description of Business -- Water Park" in this Item 1 of this Annual Report on Form 10-KSB.


         During 1994, the Company served approximately 725 campers daily and realized revenues of $860,426 and during 1995 the Company served approximately 850 campers daily and realized revenues of $999,047. In 1994 and 1995, the Company operated for nine weeks to correspond with the area school schedules.

         The Irvine facility is operating at capacity and the Company has believed that the opening of new Camp Frasier facilities within a 100 mile radius of the current facility will not only provide the Company with a new facility or facilities once the Irvine Ground Lease has been terminated, but will also capitalize on the Company's reputation in the area. During 1995, the Company acquired an amusement park located in San Diego, California and obtained the rights to operate a day camp on an Orange County park located in Yorba Linda, California. In April 1995, the Company acquired real and personal property relating to Marshall Scotty's Amusement Park located in San Diego County, California, for a total purchase price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000. The Amusement Park was subsequently renovated and reopened as "Frasier's Frontier", operating as a day camp, in mid-summer. In Yorba Linda, the Company has obtained the right to operate a portion of Featherly Regional Park as a day camp. The park is located in Yorba Linda in Orange County, California. Under this agreement, which has a term of 30 years, the Company is to pay a daily rate per campter which starts out at $.50 per day for each campter for the first five years of the agreement and escalates to the greater of $1.50 per campter per day of 5% of the Company's gross receipts, commencing in the eleventh year of the agreement. In addition, the Company has agreed to pay certain percentage rentals based on gross receipts. See Notes ___ and ___ of "Notes to Consolidated Financial Statements" and Item 6, "Management's Discussion and Analysis or Plan of Operations". See also Exhibits 10-30 and 10-31. These transactions occurred late in the season and the two new camps only operated for the latter portion of the season. Results indicated, however, that the Company can look to successful camp seasons at these locations in 1996, when the Company expects to have four Camp Frasier locations. The Company expects to operate five Camp Frasier locations in Southern California in the 1997 season. Expansion to other areas across the United States is also contemplated. See this Item, "Description of Business -- Camp Frasier" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation".

Business Segment Information


         The Company's current operations consist of two business segments, facility rentals, pursuant to which the Company subleases or otherwise allows others to use its California property as so to cause its property to be a revenue producing property, and children's recreation activities, which include the operation of Camp Frasier, a day camp which it operates on the property during the summer months and Planet Kids, the Company's play-learning center operations. See Note 16 of "Notes to Consolidated Financial Statements" in Item 7 for a summary of selected consolidated information for such business segments for the years ended December 31, 1995 and 1994.



Competition


         Southern California is an area of the country which emphasizes tourism and is a major leisure time center. The leisure time attractions carried out on the Company's property are subject to competition from other leisure time, entertainment and recreation attractions, including theme and other amusement parks and spectator sports events, many of which are located near the California property. Pacific Amphitheater in Costa Mesa, California, was located approximately 15 miles from the Company's park and competed with the Irvine Meadows Amphitheater until 1994 when it closed. However, the Arrowhead Pond in Anaheim is actively conducting concerts. There is also another water park, "Raging Waters", located approximately 30 miles from the Company's park property. The Water Park also competes directly with area Southern California beaches.

         In its efforts to develop the California park property, the Company has in the past been in direct competition with real estate developers of all kinds in its efforts to develop, including Irvine, its lessor. For all of the reasons discussed elsewhere in this Annual Report on 10-KSB, management of the Company believes that it will not be possible to carry out any viable development of its property during the remaining term (10 months) of the Ground Lease.

         The Company also expects to encounter significant competition in connection with the expansion of the Camp Frasier operations and in the development of the business of Planet Kids. While Camp Frasier is the single largest day camp in Southern California, there are a number of day camp operations throughout the Southern California area. The most important competitive factors are location and the reputation of the particular camp operation. In the children's play-center business, there are already several large companies participating, including Discovery Zone, an affiliate of Blockbuster Video, as well as many small, local entrants. Planet Kids' management believes that the most important competitive elements are location and the imagination applied to the activities provided for the centers' customers. The Company believes that its emphasis on high-tech interactive activities will allow it to compete effectively in this market. See this Item, "Business--Planet Kids, Inc.".


         See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in Item 6 of this Annual Report on Form 10-KSB.

Employees


         At March 1, 1996, the Company had 33 full-time employees. Of these, three were management employees and the remainder were administrative and maintenance employees of the park property. The Company also hires a significant number of part-time employees during the summer months. In addition, Harry Shuster, Chairman of the Board, President and Chief Executive Officer, is employed by the Company as an independent consultant. See Item 9, Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act" and Item 10, "Executive Compensation--Consulting and Employment Agreements".



Item 2.     Description of Property.

         The Company holds a 300-acre tract of real estate located near the intersection of the San Diego and Laguna Freeways south of Los Angeles, California under a Ground Lease with Irvine. This Lease expires on February 28, 1997. Until November 11, 1984, the Company operated an African wildlife preserve and theme amusement park on a portion of the property. At that date, these park operations were closed.

         The Ground Lease provides for a percentage rental of 5% of gross admissions (with a minimum set at the $292,500 basic rental plus a percentage of the gross receipts to the Company from all new concessions and subleases on the property of 15%, plus 2% to 5% of gross receipts of any food and beverage served on the property, all of which amounts are part of the disputed rental issues in The Irvine Company Litigation. The Company also remains responsible for certain other expenses with respect to the property, including taxes, maintenance and insurance, which are generally assumed on a pro rata basis by the Company's sublessees. See Note 9 of "Notes to Consolidated Financial Statements" in Item
7. For the complete terms and provisions of the Ground Lease, reference is made to Exhibit 10-1 attached to and made a part of this Annual Report on Form 10-KSB.


         In The Irvine Company Litigation, it is Irvine's position that the rent was not paid for a period prior to and through 1990, while the Company's position is that it owes no rent at all because of Irvine's many unexcused material breaches of the Ground Lease. The Company also contends that, if the proper formulas are applied, the Company has overpaid the rent and is due a refund of several hundred thousand dollars. This dispute will be decided as part of The Irvine Company Litigation with other lease and rental issues. In its financial statements the Company has treated this rent issue on a conservative basis, showing a liability "Provision For Disputed Contingent Claim" on its Consolidated Balance Sheet in the amount of $1,128,973. This is the amount the Company believes it would owe if all its arguments in the litigation are rejected. However, as anticipated by the Company, the jury found for the Subsidiary on all rent issues in the initial trial of The Irvine Company
Litigation and, if the same result is obtained by the Company in the second trial, this liability will be extinguished and the Company could possibly have a rent credit in an amount in excess of $1,000,000. There can be no assurance, however, that the Subsidiary will be successful on these same rent issues in a second trial, if the Company's appeal of the Court's Order is not granted and a second trial is required. See "Legal Proceedings" in Item 3 of this Annual Report on Form 10-KSB for a description of the pending lawsuits between the Company and Irvine.

         The Company believes that the office space and other facilities provided at the California park location are adequate for the Company's operations through the end of the term of the Company's

Ground Lease. Additional facilities will be required for the development of its expansion plans described in this Annual Report on Form 10-KSB.


Item 3.     Legal Proceedings.


         At March 31, 1996, except as set forth below, the Company was not involved in any material pending legal proceedings to which the Company is a party or of which any of its property is the subject, which were not covered by insurance.


The Irvine Company Litigation

         In June, 1986, The Splash, the sublessee of the Company on the Company's leased premises which operates a Water Park on the subleased premises, filed a Complaint against Irvine in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company and Marsh &
McLennan; The Irvine Company v. The Splash and Lion Country Safari, Inc.-California; Lion Country Safari, Inc. - California v. The Irvine Company. The lawsuit initially involved Irvine's imposition of an unreasonably high liability insurance requirement on The Splash in an effort to keep the water park from operating. In its Complaint, The Splash sued Irvine for declaratory relief, interference with contract, intentional misrepresentation, negligent misrepresentation, bad faith repudiation of contract, breach of the implied covenant of good faith and fair dealing and breach of third-party beneficiary contract. The portion of the lawsuit between The Splash and The Irvine Company and Marsh & McLennan has been settled. The Company has been informed by the parties to the settlement that its terms are subject to a confidentiality agreement among them so that the Company has no knowledge of such terms.

         In January,  1987,  Irvine filed a  Cross-Complaint  (amended on April,
1987) against The Splash and also against the Subsidiary, which Cross-Complaint was subsequently amended several times. In its Third Amended Cross-Complaint, Irvine sued The Splash for breach of contract, intentional misrepresentation, negligent misrepresentation, declaratory relief, indemnity and bad faith denial of contract, and the Subsidiary for breach of lease, indemnity, declaratory relief. and bad faith denial of contract. The Subsidiary answered Irvine's Cross-Complaint (also amended several times) and filed a Cross-Complaint against Irvine for a range of wrongful conduct against the Subsidiary over the past years. In general, the Subsidiary alleges that Irvine has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Subsidiary's Cross-Complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

         During the pendency of this proceeding, Irvine has made every effort to utilize its superior financial resources in an effort to force the Company out of business and thus off of the leased premises, and to destroy the Company's ability to carry on this litigation effectively. Such actions included unnecessary and lengthy depositions, unnecessary technical and dilatory motions and ancillary proceedings and attachments of substantially all of the Company's revenues and the delivery of a Notice of Default under the Ground Lease, apparently in a final effort to force the Company off of its leased property. These actions have forced the Company to expend substantial funds to carry out The Irvine Company Litigation.

         A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993, the Company was awarded a jury verdict in the total approximate amount of $42 million.

The jury found that Irvine had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Subsidiary approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine acted with "fraud and malice" in interfering with the Subsidiary's relationship with the Water Park and therefore awarded an additional $5 million to the Subsidiary in punitive damages. In the rent dispute between Irvine and the Subsidiary, the jury found that the Subsidiary owed no rent whatsoever because of Irvine's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground lease had been entered into by the Subsidiary under duress and without consideration.


         On April 15, 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. It is anticipated that the ruling on this appeal may take until near the end of 1996. In The Irvine Company Litigation, the primary claim against the Subsidiary is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company's Management believes that if all these issues were decided against the Company, probably the most unfavorable result which might be incurred by the Company from The Irvine Company Litigation would be a judgment against the Subsidiary of approximately $2,000,000. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation.

         On March 3, 1995, the Subsidiary filed a Complaint in the Superior Court of the State of California against The Irvine Company praying for declaratory relief and damages and for unjust enrichment. The case is styled Lion Country Safari, Inc.--California v. The Irvine Company, (Case No. 743669). The Irvine Ground Lease contains a provision which gives the Subsidiary the right to remove all improvements at the termination of the Lease on February 28, 1997, and return the property to its original unimproved condition; however, Irvine has unilaterally granted extensions to the Subsidiary's sublessees, Irvine Meadows Amphitheater and Wild Rivers, without any participation or obtaining the consent to such extensions by the Subsidiary. The Subsidiary has requested from the Court a declaration that it has the right to remove all improvements on the premises at the termination of the Ground Lease in accordance with its terms or, in the alternative, that the Subsidiary be compensated for the value of these improvements. The Subsidiary also contends that Irvine has been unjustly enriched by its actions, including the unilateral extensions in derogation of the Subsidiary's rights, and requests that the Court order the disgorgement of Irvine's unjust enrichment.

         On October 31, 1995, the Court dismissed the Subsidiary's cause of action for unjust enrichment on the grounds that the cause of action was premature. As for the cause of action for declaratory relief, on March 5, 1996, the Court ruled that the Subsidiary had the right to remove all improvements from the leasehold at the termination of the Ground Lease if the Subsidiary was not in default at that time. The Court stated that it would issue no further declarations. It is expected that a formal judgment embodying the rulings made on March 5, 1995 will soon be issued by the Court.

Subsidiary Bankruptcy

         In August 1989 and June, 1990, respectively, Irvine obtained the right to attach the Company's revenues in the total amount of $1,097,786, giving it the legal ability to cut off virtually all sources of revenues available to the Company so that it would be unable to continue its operations during its 1990 summer season. In response to this move by Irvine, the Company's Board of Directors determined that it would be necessary for the Subsidiary to seek protection under Chapter 11 of the United States Bankruptcy Code. On July 23, 1990, the Subsidiary filed a Petition for Reorganization under Chapter 11 in the United States Bankruptcy Court (Case No. SA 90-04968JB) in Santa Ana, California, in order to preserve the assets of the Subsidiary for the benefit of the stockholders and creditors of the Company, to enable the Company to continue its operations and to enable the Company to proceed with the effective prosecution of The Irvine Company Litigation. The Subsidiary operated under the aegis of the Bankruptcy Court for almost four years. As a result of the jury verdict obtained by the Company in the initial trial of The Irvine Company Litigation, the parties, by stipulation, agreed that the Subsidiary's petition under Chapter 11 be dismissed on December 9, 1993.


Item 4.     Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995, to a vote of security holders of United Leisure Corporation, through the solicitation of proxies, or otherwise.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.


         The Common Stock, par value $.01 per share, of the Company has been traded on The Nasdaq Stock Market's Small Cap Market ("Nasdaq") under the symbol UDTL since November 10, 1994. Prior to that date, the Company's Common Stock was thinly traded in the over-the-counter market. In its 1994 public offering, the Company sold a total of 4,945,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Each of the Class A Warrants entitles the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $4.00 per share. In addition to the market for the Company's Common Stock, as to which certain information is provided below, the Company's Class A Warrants are also traded on Nasdaq. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".

         The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period November 10, 1994, and subsequent, through December 31, 1995, on Nasdaq, as reported to the Company in monthly reports from Nasdaq, and for the period prior to November 10, 1994, as reported to the Company by a market maker in the Company's Common Stock.


                                                                 1995                              1994
                                                     --------------------------        ---------------------------

                                                        High             Low               High             Low
                                                         Bid             Bid                Bid             Bid


         1st Quarter                                 $    5-7/8      $   2-5/16        $    3-3/4      $        2
         2nd Quarter                                    2-11/16             7/8             3-3/4           1-1/2
         3rd Quarter                                      3-1/4               2             3-7/8           2-3/8
         4th Quarter                                      3-7/8          2-1/16                 5           1-1/8

On March 29, 1996, the closing bid price of the Common Stock on Nasdaq was $2-3/4.


         The above quotations represent prices between market makers, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


         There were approximately 2,433 record holders of the Common Stock, par value $.01 per share, of United Leisure Corporation as of March 1, 1996.


         The Company has never declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as and if declared by the Board of Directors of the Company, based upon the Board's assessment of the financial condition of the Company, its earnings, need for funds, capital requirements, and prior claims, if any, of Preferred Stock to the extent issued, and other factors, including any applicable laws. The Company is not currently a party to any agreement restricting the payment of dividends.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

Development Activities


         The Company's Ground Lease terminates on February 28, 1997, thus limiting any material developmental uses that may be made of the property during the remaining 10-month period. The Company's efforts to develop its leasehold interest have encountered significant and difficult obstacles. Over the past several years, the Company has received proposals for a number of different projects and/or subleases for the development of its property. Irvine, as the Company's landlord, has taken the position that its consent is required for these additional projects and in connection with discussions related thereto has consistently presented the Company with significant obstacles to the development of new projects and/or unreasonable financial demands related thereto. As a result, the Company is unable to proceed with any projects or subleases. Thus, the Company's ability to realize the full value of its major asset has been and is materially limited. See this Item 6 and Item 3, "Legal Proceedings" for descriptions of the continuing litigation with Irvine.


Current Projects

         Set forth below is a summary of each of the current projects which the Company is carrying out on its leased property.


         The Company is a party to an Amphitheater Sublease, pursuant to which the Company subleases approximately 20 acres of its 300-acre property to Irvine Meadows Amphitheater. In 1995 and 1994, the Company has received towards its account rentals of $355,119 and $438,920, respectively, from this Sublease Agreement. In 1994, Irvine Meadows booked over 37 concerts for the 1994 season and 35 for the 1995 season.

         Since 1990, the Subsidiary has had a sublease arrangement with James Productions, Inc. ("James"), pursuant to which James has the right to conduct picnics and other Special Events (as defined) on the 27-acre picnic areas of the Company's California park. The Agreement had an initial term of four years with the right to renew it for an additional three years, which renewal right has been exercised. The Agreement provides a minimum rental for 1990 of $150,000, increasing by 5% for each additional year during the term of the sublease, against 15% of gross revenues from the Special Events, payable on a monthly basis each year commencing in March and ending in October. The monthly payments are in differing amounts to fit the timing of the corporate picnic season in Southern California. The Company received rentals under this arrangement of $191,442 in 1995 and $182,326 in 1994.

         The Company offers a summer day camp for a nine-week period during the summer for children ages 3-13. Campers are provided with a planned program of activities, including softball, swimming, horseback riding, arts and crafts and other usual day camp fare. Camp Frasier had an average daily camper count of 850 in 1995 and 725 in 1994. The day camp generated revenues of $999,047 in 1995 and $860,426 in 1994. Campers are able to use the Water Park facility during the camp season. Due to the success of Camp Frasier and the fine reputation enjoyed by it in the area where the Company operates, the Company has embarked on an expansion plan. In April 1995, the Company acquired real and personal property relating to Marshall Scotty's Amusement Park located in San Diego County, California, for a total purcahse price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000. The Amusement Park was subsequently renovated and reopened as "Frasier's Frontier," operating as a day camp, in mid-summer. In Yorba Linda, the Company has obtained the right to operate a portion of Featherly Regional Park as a day camp. The park is located in Yorba Linda in Orange County, California. Under the agreement, which has a term of 30 years, the Company is to pay a daily rate per camper which starts our at $.50 per day for each camper for the first five years of the agreement and escalates to the greater of $1.50 per campter per day or 5% of the Company's gross receipts, commencing in the eleventh year of the agreement. In addition, the Company has agreed to pay certain percentage rentals based on gross receipts.

         The Company is a party to a sublease entered into in 1984 with American Sportsworld, Inc. covering The Splash, a water park on 15 acres of the Company's property opened to the public in July, 1986. The Water Park is known as Wild Rivers, offering a tropical setting with an African theme. The Company has a 3.12% limited partnership interest in The Splash. Under the terms of the Water Park Sublease, The Splash pays a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual Gross Revenues (as defined). In addition, The Splash has agreed to pay additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. In 1995 and 1994, American Sportsworld, Inc. paid the Company $584,011 and $597,089, respectively, in rentals. In addition, in 1995 and 1994, the Company received capital distributions in the respective amounts of $45,000 and $50,000 from the Water Park.


         Since 1987, the Company has from time-to-time entered into several subleases for portions of its park property and certain of the vacant space in the Company's Administrative Building. The leases presently in effect generate approximately $10,000 per month in rental revenues for the Company.


         It is the Company's present intention to continue all of the above leases and programs during its 1996 season. In addition, the Company is currently reviewing proposals for short-term subleases of portions of its property for various uses since there will be only one more season on the Irvine Park property.



The Irvine Company Litigation

         Since 1987, the Company's wholly-owned subsidiary, Lion Country Safari, Inc.--California (the "Subsidiary") has been engaged in protracted and expensive litigation with its landlord, Irvine, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company and Marsh &
McLennan; The Irvine Company v. The Splash and Lion Country Safari, Inc.--California; Lion Country Safari, Inc.--California v. The Irvine Company. In the action, Irvine sued the Subsidiary for breach of lease, indemnity, declaratory relief and bad faith denial of contract. The Subsidiary answered Irvine's Cross-Complaint (amended several times) and filed a Cross-Complaint against Irvine for a range of wrongful conduct against the Subsidiary over the past years. In general, the Subsidiary alleges that

Irvine has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Subsidiary's Cross-Complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

         A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993, the Company was awarded a jury verdict in the total approximate amount of $42 million. The jury found that Irvine had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Subsidiary approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine acted with "fraud and malice" in interfering with the Subsidiary's relationship with the Water Park and therefore awarded an additional $5 million to the Subsidiary in punitive damages. In the rent dispute between Irvine and the Subsidiary, the jury found that the Subsidiary owed no rent whatsoever because of Irvine's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground Lease had been entered into by the Subsidiary under duress and without consideration.


         On April 15, 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. It is anticipated that the ruling on this appeal may take until near the end of 1996. In The Irvine Company Litigation, the primary claim against the Subsidiary is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company's Management believes that if all these issues were decided against the Company, probably the most unfavorable result which might be incurred by the Company from The Irvine Company Litigation would be a judgment against the Subsidiary of approximately $2,000,000. In March 1995, the Subsidiary filed a Complaint in the California courts of equity praying for declaratory relief and damages for unjust enrichment. The Court has dismissed the Subsidiary's cause of action for unjust enrichment on the grounds that the cause of action was premature, but has ruled that the Subsidiary has the right to remove all improvements from the Irvine leasehold at the termination of the Ground Lease if the Subsidiary is not in default at that time. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation. See Item 3, "Legal Proceedings".


         [Declaratory judgment?]


Business Segment Information


         The Company's current operations consist of two business segments, facility rentals, pursuant to which the Company subleases or otherwise allows others to use its California property so as to cause its property to be a revenue producing property, and children's recreational activities, which includes the operation of Camp Frasier, a day camp which it operates on the property during the summer months and the management of the children's play-learning center joint venture, Planet Kids. See Note 16 of "Notes to Consolidated Financial Statements" in Item 7 for a summary of selected consolidated information for such business segments for the years ended December 31, 1995 and 1994.

Results of Operations


1995 Compared to 1994

         The Company had total revenues during the year ended December 31, 1995, in the amount of $3,176,867 as compared to $2,527,972 for 1994. The increase resulted from increased revenues from the children's recreational activities segment of the Company's business constituting increased revenues from the Company's Camp Frasier operations, from three locations for at least a portion of the summer season compared to only one location in 1994, and revenues from the Company's initial two play-learning centers. At the same time, rentals from the Irvine Meadows Amphitheater and the Wild Rivers Water Park, were decreased by approximately $175,534.


         In view of the expanded operations of Camp Frasier and the new play learning centers, the Company's occupancy and all other expenses increased significantly, generating total operating expenses of $4,235,066 for 1995, as compared to $1,861,653 for 1994. Legal expenses incurred in connection with The Irvine Company litigation remained approximately the same, while interest income on the invested net proceeds of the 1994 public offering produced interest income of $699,204, as compared to $115,721 in 1994 when the funds were only invested for approximately six weeks.

         The above results of operations resulted in a net loss for the year of $(644,183) as compared to net income for 1994 of $533,080.

         The Company's management views 1995 as a transition year during which the Company concentrated on expanding its operations so that it could continue its operations following the termination of The Irvine Company Gound Lease in February 1997. During the year, it opened two additional Camp Frasier day camp sites, two children's play-learning centers commenced operations, construction of a third center and worked on the developing of certain other proprietary software. No revenues were derived from United Leisure Interactive during 1995. While the new play-learning centers and Camp Frasier locations operated for only a portion of the year, indications are that these operations will contribute significant revenues in future years.

         Most of the activities carried out on the Company's property are seasonal in nature, thus likely to cause most of the Company's revenues to be received during the period April through September. Inflation in recent years has not been an important factor in the Company's operations.


Liquidity and Financial Condition


         As a result of continued operating losses experienced by the Company over a number of years prior to 1994, and as a result of the significant expenses incurred by the Company in carrying on the pending litigation with its landlord, Irvine, described below, the Company operated for a number of years with a severe cash flow deficit. For the most part, the Company was unable to borrow on its own credit during this period. Accordingly, in addition to cash flow received from operations, the Company's cash needs were provided by loans and other credit accommodations made to the Company by Harry Shuster, Chairman of the Board, President and Chief Executive Officer, and from certain other out of the ordinary course of business transactions. At December 31, 1995, the Company owed Mr. Shuster a total of $1,003,265. See Note 11 of "Notes to Consolidated Financial Statements" in Item 7 and Item 12, "Certain Relationships and Related Transactions".


         In June 1994, the Company's outstanding Series A Preferred Stock held by Harry Shuster was converted into 3,200,000 shares of Common Stock. The Company's balance sheet was cleaned up by the improvement of the position of the Company's common stockholders by the removal of the Series A Preferred Stock. The Company paid Mr. Shuster a $75,000 financing fee in connection with this transaction. Three other 1994 transactions strengthened the Company's balance sheet. First, the Company entered into an agreement with Bank of America (formerly Security Pacific National Bank)
pursuant to which the Company purchased, for $145,000, the $225,000 Promissory Note owed to such Bank. As part of the purchase, Bank of America returned to the Company a total of 37,500 shares of Common Stock and Common Stock Purchase Warrants to purchase a total of 334,825 shares of the Company's Common Stock at exercise prices ranging from $.25 to $.75 issued to it in connection with the issuance of the Promissory Note. See Notes 10 and 15 of "Notes to Consolidated Financial Statements". Additionally, on June 9, 1994, Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, utilized $649,800 of the indebtedness owed him by the Company to exercise outstanding non-qualified stock options to purchase 755,550 shares of Common Stock of the Company at exercise prices ranging from $.30 to $1.00. In connection with the establishment of the Company's children's play-learning centers business described in Item 1, "Description of Business--Planet Kids, Inc.", in order to raise its initial $500,000 capital contribution, the Company privately placed a total of 571,430 shares of its Common Stock with Plus One Finance, Ltd., which is unaffiliated with the Company, at a purchase price of $.875 per share. At June 1, 1994, the time such transaction was agreed upon, the closing bid and asked prices for the Common Stock on the over-the-counter market were $1-1/8 and $1-3/4, respectively. The effect of these three transactions was to reduce the Company stockholders' deficit by approximately $1,250,000. See Note 15 of "Notes to Consolidated Financial Statements" in Item 7 and Item 12, "Certain Relationships and Related Transactions".


         In view of the short term remaining under the Ground Lease covering its California property and the uncertainties created by the Court's actions in ordering a new trial in The Irvine Company Litigation, the Board of Directors determined that the Company should explore new avenues for the future development of its business. In this connection, the Company entered into a joint venture for the creation of a 50%-owned company to construct and operate children's play-learning centers, made plans for the expansion of its Camp
Frasier operations, the creation of an interactive multimedia division and fashioned a complementary merger and acquisition program.


         In order to be able to carry out the above plans, in November 1994, the Company completed a public offering of 4,945,000 Units, each Unit consisting of one share of Common Stock, par value $.01 per share, of the Company and one redeemable Class A Common Stock Purchase Warrants ("Class A Warrant") to purchase one share of Common Stock of the Company at an exercise price of $4.00 per share (subject to adjustment in certain events). The Class A Warrants are exercisable during the period November 10, 1996 through November 10, 1999, unless previously redeemed. The Class A Warrants are subject to redemption by the Company in certain events. After payment of the expenses of the offering, the Company received net proceeds of approximately $14,855,187, all of which were credited to the Common Stock and Paid-In Capital Accounts of the Company. Such proceeds are being used in developing the Company's business as described in this Annual Report on Form 10-KSB. See Item 7, Note 15 of "Notes of Consolidated Financial Statements" and this Item, "Management's Discussion and Analysis or Plan of Operation".

         The Company has enjoyed a fairly stable operating revenue base from its sublease rentals in recent years, Camp Frasier operations and other miscellaneous sources of revenues from the operation of its leased property.
These operations have generally produced a small positive cash flow from operating activities, generating gains of $286,728 for 1994, after giving effect to the payment approximately $900,000 of accrued liabilities related to prior periods in 1994. In 1995, however, the Company experienced negative cash flow in the amount of

         In 1993, the Company received the release of $945,044 of restricted cash and another $407,055 in 1994, all of which funds were immediately utilized to extinguish various obligations. Thus, none of these activities improved the Company's liquidity.

         During the first six months of 1994, the Company made certain necessary repairs to its park property. Apart from these repairs, the Company made no significant commitments for expenditures until the completion of the above-described public offering. With the proceeds of the public offering, the Company made an initial loan of $500,000 to Planet Kids, commenced the expansion of its Camp Frasier operations and the development of certain interactive multimedia concepts. During 1995, the Company made a number of investments, including the expenditure of $545,500 in buying out MGK, its original partner in the children's play-learning centers venture, and a total of $4,140,189 in acquiring an amusement park in San Diego, California, certain computer equipment for United Leisure Interactive and in connection with the development of its two new Camp Frasier locations and its three initial children's play-learnding centers. There is no assurance that any of these new activities will be successful. See Note 2 of "Notes to Consolidated Financial Statements" in Item 7.


         Given the stability of the revenues from its current operations, the Company expects that its 1996 operations will generate sufficient cash flow to continue its current operations through the end of the term of The Irvine Company Ground Lease (February 28, 1997). In the meantime, the Company intends to expend the funds raised in the 1994 public offering in the following directions in order to expand its business and prepare the Company for operations after the expiration of the Irvine Ground Lease: Planet Kids Learning Centers Joint Venture -- $3,000,000, Camp Frasier expansion -- $500,000, interactive multimedia development -- $1,000,000, and mergers and acquisitions program -- $3,500,000. See "Management's Discussion and Analysis or Plan of Operation" in this Item.



Item 7.     Financial Statements.

                                    UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                             Page


Report of Independent Auditors............................................................................     20

Consolidated Balance Sheets at December 31, 1995 and 1994.................................................     21


For the years ended December 31, 1995 and 1994:

   Consolidated Statements of Operations..................................................................     22
   Consolidated Statement of Changes in Stockholders' Equity (Deficiency).................................     23
   Consolidated Statements of Cash Flows..................................................................     24

Notes to Consolidated Financial Statements................................................................     26


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
United Leisure Corporation

We have audited the accompanying consolidated balance sheets of United Leisure Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of operations, stockholders' equity (deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             HOLLANDER, GILBERT & CO.


Los Angeles, California
March 8, 1996


                                    UNITED LEISURE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1995 and 1994

                                                      ASSETS

                                                                                 1995                  1994
                                                                           ---------------        ---------------
CURRENT ASSETS
     Cash and Cash Equivalents                                             $     9,929,785        $    15,955,140
     Receivables                                                                   417,368                299,628
     Inventory                                                                      80,301
     Prepaid expenses                                                              178,009                 29,423
                                                                           ---------------        ---------------

          TOTAL CURRENT ASSETS                                                  10,605,463             16,284,191

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization (Notes 2 and 6)                               4,845,406                 56,246

OTHER ASSETS
     Due from related parties (Note 11)                                            110,000                 10,000
     Investment in limited partnership (Note 5)                                     15,000                 60,000
     Pre-opening costs                                                                 405                 66,931
     Intangible assets, net of accumulated
          amortization (Note 7)                                                     68,440                 97,461
     Deposits                                                                      237,538                249,726
                                                                           ---------------        ---------------

                                                                           $    15,882,252        $    16,824,555
                                                                           ===============        ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 8)                        $       509,259        $       499,381
     Provision for disputed contingent claim (Note 9)                            1,128,973              1,128,973
     Due to related party (Note 11)                                              1,003,265              1,246,571
     Deferred revenue                                                               31,320                 23,810
     Deposits and other                                                            124,275                124,275
                                                                           ---------------        ---------------

          TOTAL CURRENT LIABILITIES                                              2,797,092              3,023,010

LONG-TERM DEBT (Note 10)                                                           842,000                500,000
                                                                           ---------------        ---------------

          TOTAL LIABILITIES                                                      3,639,092              3,523,010
                                                                           ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 13)

MINORITY INTEREST (Note 14)                                                                               500,017
                                                                                                  ---------------

STOCKHOLDERS' EQUITY (Notes 10 and 15)
     Preferred stock, $100 par value
          Authorized 100,000 shares, none outstanding
     Common stock, $.01 par value
          Authorized 30,000,000 shares, Issued
          and outstanding 12,368,849 shares
          in 1995 and 12,203,428 shares in 1994                                    123,688                122,034
     Capital in excess of par value                                             24,326,458             24,242,297
     Accumulated deficit                                                       (12,206,986)           (11,562,803)
                                                                           ---------------        ---------------

          TOTAL STOCKHOLDERS' EQUITY                                            12,243,160             12,801,528
                                                                           ---------------        ---------------

                                                                           $    15,882,252        $    16,824,555
                                                                           ===============        ===============

See accompanying Notes to Consolidated Financial Statements.


                                    UNITED LEISURE CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 1995 and 1994

                                                                           1995                        1994
                                                                    ------------------          ------------------
REVENUES
   Rentals                                                           $       1,494,012           $       1,669,546
   Children's recreational activities                                        1,702,857                     860,426
                                                                     -----------------           -----------------

       TOTAL REVENUES                                                        3,196,869                   2,529,972
                                                                     -----------------           -----------------

OPERATING EXPENSES
   Occupancy (Notes 4 and 9)                                                 3,144,238                   1,560,457
   Selling, general and administrative                                         862,678                     189,212
   Depreciation and amortization                                               228,150                     111,984
                                                                     -----------------           -----------------

       TOTAL OPERATING EXPENSES                                              4,235,066                   1,861,653
                                                                     -----------------           -----------------

OPERATING INCOME (LOSS)                                                     (1,038,197)                    668,319
                                                                     -----------------           -----------------

OTHER INCOME (EXPENSE)
   Interest income                                                             699,204                     115,721
   Interest expense                                                            (84,237)                    (52,094)
   Legal costs (Notes 3 and 4)                                                (365,207)                   (340,679)
   Adjustment for over-provided liabilities                                    154,759
   Other, net                                                                    8,495
                                                                     -----------------

       TOTAL OTHER INCOME (EXPENSE)                                            413,014                    (277,052)
                                                                     -----------------           -----------------

INCOME (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                                        (625,183)                    391,267

INCOME TAXES (BENEFIT) (NOTE 12)                                                19,000                     (43,200)
                                                                     -----------------           ------------------

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                                                          (644,183)                    434,467

EXTRAORDINARY ITEM--Gain from
   settlement of debt, net of income
   tax effect of $66,200 (Note 10)                                                                          98,613
                                                                     -----------------           -----------------

NET INCOME (LOSS)                                                    $        (644,183)          $         533,080
                                                                     =================           =================

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING                                                          12,224,708                   6,355,207
                                                                     =================           =================




EARNINGS (LOSS) PER COMMON SHARE Primary and assuming full dilution:
       Income (loss) before extraordinary item                       $            (.05)          $             .07
       Extraordinary item                                                                                      .01
                                                                     -----------------           -----------------
       Net income (loss)                                             $            (.05)          $             .08
                                                                     =================           =================

See accompanying Notes to Consolidated Financial Statements.


                                                      UNITED LEISURE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                        YEARS ENDED DECEMBER 31, 1995 and 1994



                                    Preferred Stock                     Common Stock
                                                                                         Capital in
                                                                                          Excess of      Accumulated
                                  Shares      Par Value       Shares       Par Value      Par Value        Deficit          Total
                                ----------   -----------    ----------    -----------    -----------   ---------------  ---------

BALANCE-- DECEMBER 31, 1993       16,000   $  1,600,000     2,768,948    $  27,689     $  6,806,600   $ (12,095,883)   $ (3,661,594)

   Shares issued in private
     placement                                                571,430        5,714          494,286                         500,000
   Preferred shares converted
     into common shares          (16,000)    (1,600,000)    3,200,000       32,000        1,493,000                         (75,000)
   Exercise of stock options
     (Note 11)                                                755,550        7,556          642,244                         649,800
   Shares retired (Note 10)                                   (37,500)        (375)                                            (375)
   Shares issued in public
     offering                                               4,945,000       49,450       14,805,737                      14,855,187
   Underwriter's purchase
     option                                                                                     430                             430
   Net income for the year                                                                                  533,080         533,080
                                 -------   ------------   -----------    ---------     ------------   -------------    ------------

BALANCE-- DECEMBER 31, 1994                                12,203,428      122,034       24,242,297     (11,562,803)     12,801,528

   Exercise of stock options                                  156,421        1,564            6,001                           7,565
   Options granted for services

     (Note    14)                                                                            67,500                          67,500
   Exercise of warrants                                         9,000           90           15,660                          15,750
   Options redeemed                                                                          (5,000)                         (5,000)
   Net loss for the year                                                                                   (644,183)       (644,183)
                                 -------   ------------   -----------    ---------     ------------   -------------    ------------


BALANCE-- DECEMBER 31, 1995                                12,368,849    $ 123,688     $ 24,326,458   $ (12,206,986)   $ 12,243,160
                                 =======   ============   ===========    =========     ============   =============    ============


See accompanying Notes to Consolidated Financial Statements.


                                         UNITED LEISURE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDED DECEMBER 31, 1995 and 1994

                                                                                      1995                       1994
                                                                                -----------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) before extraordinary item                                   $     (644,183)           $     434,467
    Adjustments to reconcile net income (loss) before
      extraordinary item to net cash provided (used)
      by operating activities:
        Depreciation and amortization of property and equipment                          193,029                   68,569
        Amortization of intangibles                                                       35,043                   43,415
        Options granted for services                                                      67,500
        Adjustment for over-provided liabilities                                        (154,759)
        Other                                                                                (17)                     818
        Changes in operating assets and liabilities:
           Receivables                                                                  (117,740)                 (75,114)
           Inventory                                                                     (80,301)
           Prepaid expenses                                                             (148,586)                 (22,042)
           Pre-opening costs                                                              66,526                  (66,931)
           Deposits                                                                       12,188                 (248,245)
           Amounts payable and accrued expenses                                          164,637               (1,115,148)
           Accrued expenses due to related party                                        (243,306)                  50,221
           Deferred revenue and other                                                      7,510                  (21,848)
                                                                                  --------------            -------------

      NET CASH USED BY OPERATING ACTIVITIES                                             (842,459)                (951,838)
                                                                                  --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                (4,140,189)                  (5,100)
    Payment of organization costs                                                           (494)                 (17,252)
    Purchase of minority interest                                                       (500,000)
    Payment of lease acquisition costs                                                    (5,528)                 (15,603)
    Release of restricted cash                                                                                    407,055
    Capital distribution from limited partnership                                         45,000                   50,000
                                                                                  --------------            -------------

      NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                (4,601,211)                 419,100
                                                                                  --------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from private placement                                                                               500,000
    Advances to related parties                                                         (100,000)                 (10,000)
    Proceeds from public offering                                                                              14,855,187
    Exercise of stock options and warrants                                                23,315                      430
    Capital invested by minority interest                                                                       1,000,000
    Preferred stock conversion fee                                                                                (75,000)
    Repayments of related party advances                                                                         (200,000)
    Options redeemed                                                                      (5,000)
    Principal payments under short-term and long-term obligations                       (500,000)                (265,000)
                                                                                  --------------            -------------

      NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                  (581,685)              15,805,617
                                                                                  --------------            -------------


                                         UNITED LEISURE CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                (6,025,355)              15,272,879

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    15,955,140                  682,261
                                                                                  --------------            -------------

    CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $    9,929,785            $  15,955,140
                                                                                  ==============            =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
    Interest paid                                                                 $       97,219            $     251,097
    Income taxes paid                                                             $       48,419            $       3,200
    Interest received                                                             $      749,953            $      64,972

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Property and equipment acquired for
      long-term debt                                                              $      842,000
    Preferred stock converted into common stock                                                             $   1,600,000
    Related party advances converted into equity
      by the exercise of common stock options                                                               $     649,800



See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 and 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Description of Business -- The primary business of the Company has been to develop its major asset, a ground lease and related improvements and equipment, covering approximately 300 acres of real estate in Irvine, California, through sublease, so as to convert the leased asset into a revenue producing property. In carrying out its business, the Company prefers to act primarily as a developer and manager at the property, rather than as an operator. The Company's ground lease interest expires February 28, 1997. The Company also operates a summer day camp on its leased property, an amusement park in San Diego County, California, two state-of-the-art children's play-learning centers in Southern California and is in the process of developing additional summer day camps and children's play-learning centers.

         Principles of Consolidation -- The consolidated financial statements include the accounts of United Leisure Corporation (the Company) and its subsidiary companies, all of which are wholly-owned except for Planet Kids Learning Centers, Inc. (Note 14). All significant intercompany transactions and balances have been eliminated.

         Use of Estimate -- The preparation of financial statements in conformity with generally accepted accounting principles management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents -- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Concentration of Risk -- The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Inventory -- Inventory consists primarily of merchandise held for sale at the Company's play- learning centers. Inventory is stated at the lower of cost (first-in-, first-out) or market.

         Property and Equipment -- Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:

                  Buildings and improvements                       3-27 years
                  Machinery, equipment and vehicles                4-10 years
                  Furniture, fixtures and office equipment         5-10 years
                  Computers                                        6 years
                  Signs                                            10 years

         Investment in Limited Partnership -- Investment in limited partnership is carried at initial cost less capital distributions.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



         Pre-Opening Costs -- Pre-opening costs represent direct costs of a non-capital nature incurred prior to commencement of operations at a new play-learning center. Such costs are deferred and expensed upon commencement of operations at the center. If plans to open a new center are abandoned, any deferred costs related to such location are expended during the year.

         Intangible Assets -- Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

                  Repurchased income stream                 Term of sublease
                  Organization costs                        5 years
                  Lease acquisition costs                   Term of lease

         Earnings (Loss) per Common Share -- Earnings (loss) per common share is based upon the weighted average number of common shares, including common share equivalents, outstanding during the periods. Common share equivalents, when anti-dilutive, are excluded from weighted average number of shares outstanding for all periods presented.

         Reclassifications -- Certain 1994 balances have been reclassified to conform with current years presentation.


2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
         ---------------------------------------------------------

         Termination of Ground Lease -- The ground lease relating to the Company's major asset is set to expire in February 1997. Additionally, the Company has been engaged in protracted and expensive litigation with its landlord. Accordingly, the Company must prepare itself for the future by the development of its business into new fields of endeavor (Note 4).

         Uncertainty of Success of Play-Learning Centers -- In June 1994, the Company entered into a joint venture for the development and operation of children's play-learning centers. This new business may take some time to develop, and there can be no assurance that the new business will be a success (Note 13).

         Merger/Acquisition Plans -- The Company plans to engage in a mergers and acquisition program in order to merge with or acquire companies engaged in similar or complementary businesses. The Company is not engaged in any negotiations to merge with or acquire any such target companies, but the Company is in the process of endeavoring to identify potential acquisition or merger candidates. The Company can make no assurances that it will be able to merge with or acquire any companies.

         Segment Information -- During the year ended December 31, 1995, two subleases, Wild Rivers Water Park and Irvine Meadows Amphitheater accounted for 18% and 11%, respectively, of total operating revenue. During the year ended December 31, 1994, Wild Rivers Water Park and

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         Irvine Meadows Amphitheater accounted for 22% and 17%, respectively, of total operating revenue.


3.       ACQUISITIONS
         ------------


         On April 5, 1995, the Company acquired real and personal property relating to an amusement park in San Diego County, California for a total purchase price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000 (Note 10). The amusement park was subsequently renovated and re-opened as Frasier's Frontier later in the year.



4.       LEGAL PROCEEDINGS
         -----------------

         The Company's primary operating subsidiary, Lion Country Safari, Inc. -- California, has been engaged in protracted litigation with the landlord of the Company's park property since 1986. After a six-week trial in October and November 1993, the Company was awarded a jury verdict in the total approximate amount of $42,000,000. The jury found that the landlord had breached the covenant of good faith and fair dealing in the ground lease with the subsidiary and awarded the subsidiary approximately $37,000,000 in compensatory damages for such breaches. The jury also found that the landlord acted with "fraud and malice" in interfering with the subsidiary's relationship with the operator of the water park on the premises and awarded an additional $5,000,000 in punitive damages. In the rent dispute between the landlord and the subsidiary, the jury found that the subsidiary owed no rent whatsoever because of the landlord's own unexcused material breaches of the ground lease. The jury also found that one of the key amendments to the ground lease had been entered into by the subsidiary under duress and without consideration.

         In April 1994, after hearing a post-verdict motions brought by the landlord for a new trial and/or judgment notwithstanding the verdict, the Court granted a new trial on all issues and denied the landlord's motion for judgment notwithstanding the verdict, on the basis that the evidence was not sufficient to justify the verdict brought by the jury. The Company has appealed this order and intends to vigorously continue its prosecution of the litigation. There can be no assurance as to the outcome of this litigation. The Company incurred legal costs in connection with this litigation during the years ended December 31, 1995 and 1994, of $365,207 and $340,679, respectively.


5.       INVESTMENT IN LIMITED PARTNERSHIP
         ---------------------------------

         Investment in limited partnership consists of a 3.12% interest in The Splash, a California limited partnership organized for the purpose of developing and operating a water park on a parcel of property subleased from the Company. The Company acquired its interest in The Splash in 1985 through a transaction wherein the Company conveyed to the limited partnership leasehold

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         improvements to a certain portion of the Company's amusement area, comprising approximately one-third of the Company's total amusement area, for $150,000 cash and the partnership interest then valued at $200,000. In 1995 and 1994, the Company received capital distributions of $45,000 and $50,000, respectively.


6.       PROPERTY AND EQUIPMENT
         -----------------------

         Property and equipment consisted of the following at December 31, 1995 and 1994:

                                                                                     1995                1994
                                                                                 -------------      -------------

         Land                                                                    $   1,247,003      $
         Buildings and improvements                                                  5,635,401          3,308,916
         Machinery, equipment and vehicles                                           1,004,348            250,316
         Furniture, fixtures and office equipment                                      324,034             68,144
         Computers                                                                     288,104
         Signs and other                                                                60,220
         Construction in progress                                                       50,456
                                                                                 -------------
                                                                                     8,609,566          3,627,376

         Less accumulated depreciation and amortization                             (3,764,160)        (3,571,130)
                                                                                 -------------      -------------

                                                                                 $   4,845,406      $      56,246
                                                                                 =============      =============


7.       INTANGIBLE ASSETS
         -----------------

         Intangible assets consisted of the following at December 31, 1995 and 1994:

                                                                                     1995                1994
                                                                                 -------------      ------------

         Repurchased income stream (Note 9)                                       $  294,802         $   294,802
         Organization costs                                                           17,746              17,252
         Lease acquisition costs                                                      21,132              15,603
                                                                                  ----------         -----------
                                                                                     333,680             327,657
         Less accumulated amortization                                              (265,240)           (230,196)
                                                                                  ----------         -----------
                                                                                  $   68,440         $    97,461
                                                                                  ==========         ===========

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


8.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

         Accounts payable and accrued expenses consisted of the following at December 31, 1995 and 1994:

                                                                                     1995                1994
                                                                                 -------------      ------------

         Trade accounts payable                                                   $  302,713         $     7,188
         Accrued legal fees (Note 4)                                                 120,418              63,597
         Accrued royalties                                                                               222,792
         Accrued interest                                                              7,018              54,759
         Accrued interest due former joint venture
             partner (Note 14)                                                                            20,000
         Income taxes payable (Note 12)                                               19,000              19,800
         Other accrued liabilities                                                    60,110             111,245
                                                                                  ----------         -----------
                                                                                  $  509,259         $   499,381
                                                                                  ==========         ===========


9.       LEASE AND SUBLEASE ARRANGEMENTS
         -------------------------------

         Lease Arrangements -- At December 31, 1995, minimum annual rentals under noncancellable leases relating to the Company's leased facilities, including the initial Planet Kids play-learning center, were as follows:

                        Year Ending
                       December 31,

                           1996                              $     345,223
                           1997                                    372,321
                           1998                                    372,321
                           1999                                    372,321
                           2000                                    372,321
                        Thereafter                               1,776,598
                                                             -------------
                           Total                             $   3,611,105
                                                             =============

         The agreement relating to the Company's Irvine ground lease provides for rent based on a percentage of gross receipts with a $292,500 minimum. Rent paid directly to the Company's lessor by a sublessee pursuant to a sublease for the amphitheater on the Company's leased property is such that it covers the minimum rent called for in the master lease. Consequently, the only rent required to be paid by the Company is computed on a percentage of gross receipts or what the Company actually received basis. This latter rent provision is in dispute (Note 4).

         The Company is also responsible for all property taxes.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         During the years ended December 31, 1995 and 1994, rent expense was $170,807 and $21,151, respectively (Note 4). Included in rent expense for the year ended December 31, 1995 is $32,100 paid to the Company's President and Chief Executive Officer, Mr. Harry Shuster (Note 11).


         The provision for disputed contingent claim on the accompanying financial statements is the subject of litigation between the Company and its landlord (Note 4). In the initial trial related to such litigation, the jury found that the Company did not owe such rent and, in its order for a new trial, the court did not indicate that it disagreed with that conclusion.


         In 1983, the Company entered in to an unconditional agreement with its lessor whereby the Company sold $1,100,000 of the future revenues due it from a sublease for the amphitheater located on its leased property for an amount equal to certain accrued obligations due its lessor in the approximate amount of $735,000. Pursuant to the agreement, sublease proceeds were to revert to the Company when and if the lessor received $1,100,000 plus any sums expended by the lessor to maintain its position in the income stream. In 1987, the Company repurchased the balance then still outstanding pursuant to the agreement for $294,802.

         Sublease  Arrangements  -- The  Company  is the  sublessor  of  certain
         portions  of  its  above   described   ground   lease  under   sublease
         arrangements expiring in various years through 1997.

         Minimum future rentals to be received on non-cancelable subleases as of December 31, 1995 are:

                           Year Ending
                          December 31,
                          ------------

                              1996                              $     923,514
                              1997                                    155,595
                                                                -------------

                              Total                             $   1,079,109
                                                                =============

         Minimum future rentals do not include contingent rentals that may be received because of percentage rentals in excess of minimum rental amounts.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


10.      NOTES PAYABLE AND LONG-TERM DEBT
         --------------------------------

         Long-term debt consisted of the following at December 31, 1995 and 1994:

                                                                                      1995               1994
                                                                                  -----------         --------

         Notepayable secured by first deed of trust, payable interest only at 12%, principal due April 1, 2000, secured by real property located in San Diego

             County, California                                                   $   120,000         $


         Purchase money loan,  payable  interest  only at 9.67%,  principal  due
             March 1, 2000, secured by a second deed of trust on real property located in

             San Diego County, California                                             722,000

         Notepayable to former joint venture partner,  interest payable annually at 8%, secured by  substantially  all of the assets of Planet Kids, principal due January 1,
             1998 (Note 14)                                                                              500,000
                                                                                  -----------         ----------

                                                                                  $   842,000         $  500,000
                                                                                  ===========         ==========


         In June 1994, the Company entered into an agreement relative to a $225,000 note payable to bank wherein the Company purchased the $225,000 principal amount promissory note, 37,500 shares of the Company's common stock and common stock purchase warrants to purchase 334,825 shares of the Company's common stock at exercise prices ranging from $.25 to $.75 for $150,000. The agreement reached and the subsequent early payoff of $145,000 resulted in a gain of $164,813. Such extraordinary gain, net of income tax effect of $66,200, is reflected on the accompanying Consolidated Statement of Operations for 1994.



11.      RELATED PARTY TRANSACTIONS
         --------------------------

         Due From Related Parties -- Due from related parties at December 31, 1994 consists of a note receivable from a Company director. The note, in the amount of $10,000, is dated November 29, 1994 and bears interest at the prime rate. The note is secured by 23,000 shares of the Company's common stock which the maker may purchase pursuant to stock option agreements with the Company. The note is due and payable on November 30, 1995; however, it requires reduction in the amount outstanding should any of the shares referred to above be sold by the maker.

         Due from related parties at December 31, 1995 consists of the above described $10,000 note receivable which was extended to June 30, 1996, plus a $100,000 advance made by the Company to the Company's President and Chief Executive Officer, Mr. Harry Shuster.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



         Due to Related Party -- In prior years, the Company's President and Chief Executive Officer, Mr. Harry Shuster, advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1994, advances of $649,800 were converted into equity by the exercise of options to purchase 755,550 shares of the Company's common stock.

         At December 31, 1995 and 1994, due to related party consists of the following amounts owed to Mr. Shuster:

                                                     1995                1994
                                                 -------------      -----------

         Accrued interest                        $     789,649      $   789,649
         Accrued consulting fee (Note 12)              213,616          456,922
                                                 -------------      -----------

                                                 $   1,003,265      $ 1,246,571
                                                 =============      ===========


         Leased Facilities -- The Company leases certain of its office space from a partnership of which the Company's President and Executive Officer, Mr. Harry Shuster, is a partner on a month-to-month basis. The Company also pays Mr. Shuster for the use of overnight accommodations on the East Coast. The Company is advised that the rental and other terms of the agreed-upon arrangements are no more favorable to Mr. Shuster than could have been obtained in a similar location from an independent, unrelated provider.



12.      INCOME TAXES
         ------------

         The components of income tax expense, all of which is current, are as follows for the years ended December 31, 1995 and 1994:

                                                    1995              1994
                                                  ---------        ---------

                          Federal                 $                $   5,000
                          State                      19,000           18,000
                                                  ---------        ---------

                                                  $  19,000        $  23,000
                                                  =========        =========

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         At December 31, 1995, the Company had net operating loss (NOL) carryforwards for federal tax purposes expiring as follows:

                                   Year
                                  Expires                      Amount
                                  -------                      ------

                                   1996                 $    2,589.795
                                   1997                        379,960
                                   1998                        135,776
                                   1999                      1,738,569
                                   2000                      1,434,703
                                   2001                        781,145
                                   2002                        140,196
                                   2008                        523,345
                                   2009                        946,127
                                                        --------------

                                   TOTAL                $    8,669,616
                                                        ==============

         The components of deferred taxes were as follows at December 31, 1995 and 1994:

                                                               1995             1994
                                                          --------------    -------------
           Deferred tax assets:
               Net operating loss carryforwards           $    2,989,764    $   2,637,300
               Accrued expenses to a related party               434,414          539,800
               State income taxes                                  6,460            6,000
               Partnership interest                               29,684
               Depreciation                                                         3,100
               Valuation allowance                            (3,431,770)      (3,186,200)
                                                          --------------    -------------

               Total deferred tax assets                          28,552              -0-

           Deferred tax liability:
               Depreciation                                       28,552

               Net deferred taxes                         $          -0-    $         -0-
                                                          ==============    =============


                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         Income tax expense amounted to $19,000 and $23,000 in 1995 and 1994, respectively. The actual tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% earnings before income taxes) as follows:

                                                                       1995             1994
                                                                  --------------    -------------

           Expected statutory tax                                 $     (212,562)   $     189,067
           State income tax, net of federal tax benefit                   12,540           11,633
           Loss producing no current tax benefit                         219,022
           Alternative minimum tax                                                          4,866
           Benefit of operating loss carry forwards                                      (183,075)
           Other                                                                              509
                                                                  --------------    -------------

           Actual tax                                             $       19,000    $      23,000
                                                                  ==============    =============


13.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Royalty Agreement -- Pursuant to a termination agreement with a former concessionaire dated February 1, 1986, the Company is obligated to pay the former concessionaire a percentage of the gross revenues, ranging from 5% to 15%, from the sale of gifts and souvenirs sold within the boundaries of the water park located on the Company's leased land.

         Contingent Financing Fees -- The Company is obligated to the payment of a contingent financing fee based on any recovery obtained from the litigation described in Note 4 relating to notes payable in the amount of $900,000 and $120,000 repaid in December 1993 and April 1994, respectively. The contingent financing fee is determined as an amount equal to 10% of the gross proceeds received by the Company, either as a settlement of, or as damages from, The Irvine Company Litigation not to exceed the amount of the loans made to the Company by such lenders. Such amount is to be prorated among the lenders based on the amount of their loans and thus the total liability of the Company for this contingent financing fee is the total amount of the loans ($1,020,000) made to the Company pursuant to these transactions. Such contingent financing fee is only payable in the event that the Company receives payments in settlement or, or damages from, The Irvine Company Litigation and is not payable unless the Company is successful.

         Consulting Agreement -- As of June 1, 1994, the Company and Mr. Shuster entered into an amended and restated consulting agreement updating an arrangement originally effective as of September 1, 1984. The consulting agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the agreement. Mr. Shuster is also to be provided with either the use of a company car in carrying out his duties for the Company or $300 per month car allowance. The consulting agreement provides for certain disability benefits for a period of up to three years. The consulting agreement provides that, so long as Mr. Shuster spends as much

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. The consulting agreement provides for automatic one year renewals for each contract year that ends without termination of the consulting agreement by either party. During 1995 and 1994, $221,171 and $202,446, respectively, were accrued and partially paid pursuant to this agreement (Note 11).

         Employment Agreement -- The Company and Renate Graf are parties to a rolling three-year amended and restated consulting agreement, dated as of June 1, 1994, updating an arrangement that originally became effective September 1, 1984. The employment agreement provides that Mrs. Graf shall be employed as Vice President-Controller and a Director of the Company for the term of the employment agreement at an annual base salary of $110,664 for 1994, which increases by 10% each year of the employment agreement. The employment agreement provides for automatic one-year renewals for each contract year that ends without termination of the employment agreement by either party.


14.      JOINT VENTURE

         In June, 1994, the Company entered into a joint venture with Master Glazier's Karate International, Inc. ("MGK"), a publicly traded company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids Learning Centers, Inc. ("Planet Kids"), which is equally owned, to create and operate state-of-the-art children's play-learning centers. The new centers will operate out of leased premises and will service children ages 3 through 13. Each center will provide children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other activities.

         The terms and provisions of the joint venture are contained in a Subscription and Stockholders' Agreement, dated as of June 20, 1994, among the Company, MGK and Planet Kids (the "S&S Agreement"). The joint venture is to have an initial term of ten years. Each of the parties has contributed $500,000 to the joint venture as equity and has loaned Planet Kids an additional $500,000 (Note 10).

         Minority interest at December 31, 1994 represents MGK's proportionate share of the equity of the Company's Planet Kids Learning Centers, Inc. subsidiary, which was 50% owned at December 31, 1994.


         As of June 20, 1995, the Company bought out MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial equity investment of $500,000, plus repaid MGK's loan in the amount of $500,000 with accrued interest of $40,500. In addition, for the risk undertaken by MGK, the Board of Directors granted to MGK an option to acquire up to 150,000 shares of the Common Stock of United Leisure Corporation at an exercise price of $.01 per share. This option has been exercised.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued




15.      CAPITAL STOCK
         --------------

         Preferred and Common Stock -- In 1984, the Company converted cash advances of $1,600,000 for 16,000 shares of Series A Preferred Stock. In January 1989, Mr. Harry Shuster, the Company's President and Chief Executive Officer, entered into an agreement to acquire 100% of the issued and outstanding preferred stock of the Company. The terms of the agreement were as follows: Purchase price $250,000, payable $25,000 in cash and a promissory note of $225,000. Issuance by the Company of 37,500 shares of common stock, par value $.01 per share, and non-qualified stock options to purchase up to an aggregate of 75,000 shares of such common stock at an initial exercise price of $.75 per share. In consideration for the Company granting the common stock options and issuance of common stock, Mr. Shuster waived certain substantial rights granted the holders of preferred stock. On June 1, 1994, by agreement with the Company, Mr. Shuster converted all of the issued and outstanding shares of preferred stock into a total of 3,200,000 shares of the Company's common stock.

         On June 1, 1994, the Company issued a total of 571,430 shares of its common stock in a private placement for an aggregate purchase price of $500,000. The purpose of the placement was to provide the Company with the required funds for its initial investment in the children's play-learning center venture.

         In order to carry out the Company's expansion plans, the Company completed a public offering in November 1994, receiving net proceeds from the offering of $14,855,187. The offering consisted of the sale of 4,945,000 units. Each unit consisted of one share of the Company's common stock and one Class A warrant exercisable for one share of the Company's common stock at $4.00 per share. The Class A warrants are each redeemable by the Company for $.05, per warrant at any time after two years, upon 30 days' prior written notice, if the average closing price or bid price of the common stock, as reported by the principal exchange on which the common stock is traded, Nasdaq or the National Quotation Bureau Incorporation, as the case may be, equals or exceeds $9.00 per share for 20 consecutive trading days ending within 10 days prior to the date of the notice of redemption.

         In connection with the public offering, the underwriter purchased an option to purchase up to 430,000 units being offered to the public at an exercise price equal to 165% of the public offering price for $430. The Class A warrants included in these units will be exercisable at $6.60 per share of common stock. These options will be exercisable for a term of four years commencing one year from the effective date of the registration statement utilized in the public offering, November 10, 1994, and provide certain registration rights to the underwriter.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


         Stock Options -- The following non-qualified stock options granted by the Company were outstanding at December 31, 1995:

                                       Exercise
                   Number of           Price Per               Date of                       Date of
                    Shares               Share                  Grant                      Expiration
                    ------               -----                  -----                      ----------

                    35,000             $ 1.00            February 1, 1986              February 28, 1997
                    15,000                .68            January 20, 1987              December 31, 1997
                   356,950               1.00            July 24, 1987                 December 31, 1997
                    95,000                .30            April 22, 1988                December 31, 1997
                    37,500               1.33            October 7, 1988               December 31, 1997
                    75,000               1.25            November 17, 1988             December 31, 1997
                    37,500               1.38            December 5, 1988              December 31, 1997
                    75,000                .75            February 22, 1989             February 28, 1997
                    70,000                .75            December 7, 1990              December 31, 1997
                    55,000               1.00            September 23, 1993            December 31, 1997
                 ---------

                   851,950
                 =========

         The Board of Directors have adopted a resolution extending all of the options listed above to December 31, 1997 as of their respective expiration dates.

         The following table summarizes the activity of common shares under stock options for the years ended December 31, 1995 and 1994:

                                                    1995             1994
                                                    ----             ----

             Balance--beginning of year              864,950        1,620,500
                Options granted                     150,000
                Options exercised                  (156,421)        (755,550)
                Option redeemed                      (6,579)
                                                -----------
             Balance--end of year                    851,950          864,950
                                                 ===========      ===========

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


             Warrants -- At December 31, 1995, the following warrants were outstanding:

                                       Exercise
                   Number of           Price Per               Date of                       Date of
                    Shares               Share                  Grant                      Expiration
                    ------               -----                  -----                      ----------

                    4,945,000          $  4.00           November 10, 1994             November 10, 1995
                      430,000             6.60           November 10, 1994             November 10, 1996
                       81,000             1.75           May 20, 1992                  May 20, 1992
                       13,200             1.75           November 20, 1992             November 20, 1992
                  -----------

                    5,469,200
                  ===========


         The above-described warrants issued on November 10, 1994 expire on November 10, 1999. The warrants issued on May 20, 1992, and November 20, 1992, expire on the first to occur of December 31, 1996, or within 90 days after the final and unconditional receipt by the Company of any settlement amount or damages resulting from the litigation referred to in Note 4.


16.      SEGMENT INFORMATION

         The Company's two business segments are facility rentals and children's recreational activities. The following is a summary of selected consolidated information for the industry segments for the years ended December 31, 1995 and 1994:

                                                                             1995               1994
                                                                             ----               ----
Operating revenues:
   Facility rentals......................................................$   1,494,012     $   1,669,546
   Children's recreational activities....................................    1,702,857           860,246
                                                                         -------------     -------------
     Total...............................................................$   3,196,869     $   2,529,972
                                                                         =============     =============


Operating income (loss):
   Facility rentals......................................................$   1,111,653     $   1,036,464
   Children's recreational activities....................................   (1,253,232)          139,173
   Unallocated corporate overhead:
     Compensation........................................................     (408,690)         (374,333)
     General legal fees..................................................     (116,503)          (57,288)
     Other...............................................................     (371,425)          (75,697)
                                                                         -------------     -------------
       Total operating income (loss).....................................   (1,038,197)          668,319


                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Other income (expense):
   Interest income.......................................................      699,204           115,721
   Interest expense......................................................      (84,237)          (52,094)
   Legal costs (Notes 3 and 4)...........................................     (365,207)         (340,679)
   Adjustment for over-provided liabilities..............................      154,759
   Other, net............................................................        8,495
                                                                         -------------
     Income (loss) before income taxes and extraordinary item............$    (625,183)    $     391,267
                                                                         =============     =============

Depreciation and amortization:
   Facility rentals......................................................$      53,847     $      90,900
   Children's recreational activities....................................      168,246             6,639
   General corporate.....................................................        6,057            14,445
                                                                         -------------     -------------
     Total...............................................................$     228,150     $     111,984
                                                                         =============     =============

Capital expenditures:
   Facility rentals......................................................$                 $
   Children's recreational activities....................................    4,940,322
   General Corporate.....................................................       41,867             5,100
                                                                         -------------     -------------
     Total...............................................................$   4,982,189     $       5,100
                                                                         =============     =============

Identifiable assets:
   Facility rentals......................................................$     381,042     $     408,085
   Children's recreational activities....................................    5,330,440           346,365
   General Corporate.....................................................   10,170,770        16,070,105
                                                                         -------------     -------------
     Total...............................................................$  15,882,252     $  16,824,555
                                                                         =============     =============

Item 8.     Disagreements on Accounting and Financial Disclosure.

         The Company has not changed accountants within the two fiscal years ended December 31, 1995.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and executive officers of the Company:

                                                            Principal Occupation
                                                              and All Positions                     A Director
            Name                      Age                     With the Company                         Since
            ----                      ---                     ----------------                         -----


Harry Shuster                         61              Chairman of the Board, President                 1969
                                                         and Chief Executive Officer
                                                       and a Director of the Company;
                                                    Chairman of the Board, President and
                                                         Chief Executive Officer of
                                                          United Restaurants, Inc.

Alvin Cassel                          82                  Of Counsel to law firm of                    1969
                                                      Broad and Cassel, Miami, Florida;
                                                          Secretary-Treasurer and a
                                                           Director of the Company

Alvin Alexander                       68                         President,                            1975
                                                         Skip Alexander Productions;
                                                           Director of the Company

Renate Graf                           55              Vice President-- Controller and a                1978
                                                          Director of the Company

         Harry Shuster has been engaged in managing the affairs of the Company since 1967, serving in the capacity of Chairman of the Board, President and Chief Executive Officer since April, 1975. Mr. Shuster also acts as an independent consultant, as chairman of the board, president and chief executive officer of United Restaurants, Inc., a publicly-traded restaurant owner-operator company whose offices are located in Los Angeles, California. Under his agreement with that company, Mr. Shuster has agreed to devote at least 30 hours per week carrying out his duties in connection with that company's business. Mr. Shuster also devotes a portion of his time pursuing various other personal matters unrelated to the Company's business. Mr. Shuster devotes approximately 30 hours per week working on the Com-pany's business. Mr. Shuster is a "control" person of the Company. See Item 3, "Legal Proceedings" for a discussion of bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Shuster is an officer and director.

         Alvin Cassel is of counsel to the law firm of Broad and Cassel, Miami, Florida. He has been engaged in a general civil law practice for more than 50 years. Mr. Cassel is also Managing Director of Koorn N.V. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11 of this Annual Report on Form 10-KSB. See Item 3, "Legal Proceedings" for a discussion of bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Cassel is an officer and director.

         Mr. Alexander is and has been for more than five years President of Skip Alexander Productions, a game show development company located in Los Angeles, California.

         Renate Graf has been with the Company for over ten years in various capacities. She was elected Vice President-Controller in July, 1975 and a Director in July, 1978. See Item 3, "Legal Proceedings" for a discussion of bankruptcy proceedings involving the Company's primary operating subsidiary.

         The above persons are also all of the executive officers of United Leisure Corporation, as indicated. The present term of each Director will expire at the time of the next Annual Meeting of Stockholders of United Leisure Corporation. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and hold office until the next Annual Meeting of the Board of Directors or until their successors are duly elected and qualified.

         There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person, pursuant to which any of such persons was or is to be selected as a Director or an executive officer, except (a) the Amended and Restated Consulting Agreement between the Company and Harry Shuster and the Amended and Restated Employment Agreement between the Company and Renate Graf, which agreements are described below under "Executive Compensation -- Consulting and Employment Agreements" in Item 10 of this Annual Report on Form 10-KSB, and (b) the Underwriting Agreement executed and delivered by the Company in connection with the public offering of the Company's securities completed in November 1994, which provides that the underwriter of such offering, Stratton Oakmont, Inc., has the right to appoint one member of the Company's Board of Directors for a three-year period. Stratton Oakmont, Inc. has not exercised its right to elect a Director of the Company, and the Company understands that it does not intend to exercise such right in 1996. There are no family relationships between any Director or executive officer of the Company.


Compliance With Section 16(a) of the
         Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1995 through December 31, 1995, all officers, Directors and greater-than-10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them, except that Alvin Alexander, a Director of the Company, filed two Form 4's late, due to the company's counsel not being able to contact him on a timely basis because of address changes.


Item 10.     Executive Compensation.

Cash Compensation

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1995, 1994 and 1993:


                                            SUMMARY COMPENSATION TABLE

                                           Annual Compensation            Long-Term Compensation
                                    -----------------------------       -------------------------
                                                                        Securities     Long-Term          All
                                                                        Underlying     Incentive      Other Com-
Name and Principal Position         Year      Salary        Bonus         Options       Payouts      pensation (2)
- ---------------------------         ----      ------        -----         -------       -------      -------------


Harry Shuster                       1995   $196,790(1)(3)  $    ---            ---        ---          $  3,600
Chairman of the Board,              1994   202,446(1)(3)        ---            ---        ---             3,600
President and Chief                 1993   184,040(1)(3)        ---            ---        ---             3,600
Executive Officer

Renate Graf                         1995   $117,049(2)(3)    30,000            ---        ---               ---
Vice President                      1994   107,207(2)(3)        ---            ---        ---               ---
Controller                          1993   96,495(2)(3)         ---         50,000        ---               ---

- ------------------------------

(1) The consulting fee due Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company under the Amended and Restated Consulting Agreement described below for each of the years in the above table was not paid in full. $24,521, and $19,426 of the amount was accrued on the books of the Company for later payment in 1995, 1994 and 1993, respectively. See Note 11 of "Notes to Consolidated Financial Statements" in Item 7.
(2)      Includes $300 per month car allowance paid Mr. Shuster.
(3) See this Item, "Executive Compensation -- Consulting and Employment Agreements".

                       -----------------------------------

The Company has no employee bonus or benefit plans, profit sharing plans, retirement plans or deferred compensation plans. No fees are paid Directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.


Stock Option Grants in 1995

         No stock option grants to the executive officers named in the Summary Compensation Table above were made in 1995.

Stock Option Exercises in 1995 and Option Values at December 31, 1995

                         Shares                                                         Value of Unexercised
                        Acquired                Number of Unexercised Options           In-the-Money Options
                           on        Value            at December 31, 1995             at December 31, 1995(1)
      Name              Exercise   Realized     Exercisable      Unexercisable     Exercisable      Unexercisable
      ----              --------   --------     -----------      -------------     -----------      -------------


Harry Shuster............  ---        ---          506,950            ---         506,950/$896,232    $     --
Renate Graf..............  ---        ---          100,000            ---         100,000/$196,050          --

- --------------------

(1) Represents difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1995. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.


Consulting and Employment Agreements


         As of June 1, 1994, the Company and Mr. Shuster entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), updating an arrangement originally effective as of September 1, 1984. The Consulting Agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the Agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a Company car in carrying out his duties for the Company or $300 per month car allowance. During 1994, Mr. Shuster received a consulting fee of $202,446 under the Consulting Agreement, $52,245 of which was accrued on the books of the Company for later payment. During 1995, Mr. Shuster received a consulting fee of $196,790 under the Consulting Agreement, and an additional $24,521 was accrued on the books of the Company for late payment. The Consulting Agreement provides for certain disability benefits for a period of up to three years. The Consulting Agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. It is estimated that Mr. Shuster devoted approximately 30 hours per week to the affairs of the Company during 1994 and 1995. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Directors and Executive Officers". The Consulting Agreement provides for automatic one year renewals for each contract year that ends without termination of the Consulting Agreement by either party. The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Consulting Agreement by Mr. Shuster.

         The Company and Renate Graf are parties to a rolling three-year Amended and Restated Employment Agreement, dated as of June 1, 1994 (the "Employment Agreement"), updating an arrangement that originally became effective September 1, 1984. The Employment Agreement provides that Mrs. Graf shall be employed as Vice President-Controller and a Director of the Company for the term of the Employment Agreement at an annual base salary of $110,664 for 1994, which increases by 10% each year of the Employment Agreement. Mrs. Graf received $110,664 under the Agreement in 1994 and $117,049 in 1995. The Employment Agreement provides for automatic one-year renewals for each contract year that ends without termination of the Employment Agreement by either party. The Employment

Agreement terminates upon Mrs. Graf's death or in the event of a breach of the Employment Agreement by Mrs. Graf.


         See Exhibits  10-3 and 10-4  attached to and made a part of this Annual
Report  on  Form  10-KSB  for  the  complete   terms  and   provisions   on  the
above-described Consulting Agreement and Employment Agreement.


Stock Options


         At March 1, 1996, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 631,950 shares of the Common Stock of the Company held by the Company's officers and Directors. Of these, 506,950 were held by Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, 100,000 were held by Renate Graf, Vice President- Controller and a Director of the Company, and 125,000 were held by the other Directors of the Company, at option prices ranging from $.30 to $1.38 per share. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".


         All non-qualified stock options issued by the Company to its executive officers and Directors are in substantially the same form, except as set forth below. All options issued have a term which expires on December 31, 1997, and are immediately exercisable as to all of the shares of Common Stock covered thereby. The option price is the fair market value of the Common Stock of the Company as of the date of grant. Each option terminates at the end of 90 days following termination of association with or employment by the Company for any reason other than death or at the end of one year in the event such terminated is caused by death, except for the Stock Options held by Renate Graf, which do not provide for termination of the option in the event of termination of employment. All options are non-transferable and contain standard anti-dilution protection for the optionholders. Options are granted to Directors and executive officers from time-to-time by the Board of Directors in consideration of extraordinary benefits provided the Company by the optionees.

         In addition to the non-qualified stock options held by executive officers and Directors of the Company, at March 1, 1995, there were outstanding non-qualified options to purchase an aggregate of 210,000 shares of the Common Stock of the Company held by third parties. All of these non-qualified options are in substantially in the same form as those issued to executive officers and Directors of the Company, except that generally they are not terminable until they expire, as they are contractual obligations. These options have exercise prices ranging from $.30 to $1.00 and expire at either February 28, 1997, or December 31, 1997.

         Reference is made to Exhibits 10-5 through 10-15, 10-19, 10-24, 10-25, 10-27 and 10-29 attached to and made a part of this Annual Report on Form 10-KSB for the complete terms and provisions of the above outstanding stock options. See also Note 15 of "Notes to Consolidated Financial Statements" in Item 7.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

General

         The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the officers and Directors of the Company, individually and as a group, all as at March 29, 1996:

               Name and Address                             Shares                           Percentage
            of Beneficial Owner (a)                   Beneficially Owned                    Ownership (g)
            -----------------------                   ------------------                    -------------

      Harry Shuster                                         5,606,132(b)                      49.10%  (b)
         8800 Irvine Center Drive

         Irvine, California 92718


      Walton N.B. Imrie                                       737,430(c)                       5.90%  (c)
         c/o Kestral S.A.

         Pausilippe Ch.
         Des Trois-Portes 11
         2006 Neuchatel, Switzerland


      Alvin Cassel                                            167,600(d)(e)                    1.35%  (d)(e)

      Alvin Alexander                                           8,021                              *


      Renate Graf                                             101,400(e)(f)                        *

      All Officers and Directors as a

         Group (4 persons)                                  5,740,553(b)(d)(e)(f)             43.86%  (b)(d)(e)(f)

- ------------------------------

(a) Addresses are shown only for the beneficial owners of at least five percent of the class of security shown.

(b) At March 29, 1996, Koorn N.V., a Netherlands Antilles corporation, all of whose capital shares are owned by Harry Shuster, was the record owner of 142,600 shares of Common Stock of the Company. Mr. Shuster also owns directly 201,032 shares of Common Stock which he has held for a number of years, and 3,755,550 shares of Common Stock which he acquired in June, 1994 pursuant to the conversion of the Preferred Stock owned by him. See
       Item 12, "Certain Relationships and Related Transactions". In addition, Mr. Shuster also holds presently exercisable non-qualified stock options to purchase an aggregate of 506,950 shares of the Common Stock of the Company at exercise prices ranging from $1.00 per share to $1.38 per share. All such shares are attributed to Mr. Shuster in the above table. See Item 10, "Executive Compensation-- Stock Options", Item 12, "Certain Relationships and Related Transactions" and Note 15 of "Notes to Consolidated Financial Statements" in Item 7.




       All shares held of record by Koorn N.V. are owned with sole investment power by Mr. Shuster, the beneficial owner thereof, but with shared voting power. Alvin Cassel, a Director and Secretary- Treasurer of the Company, acts as Managing Director of Koorn N.V.

(c) These shares are owned by Plus One Finance, Ltd., a British Virgin Islands corporation, which is wholly-owned by Walton N.B. Imrie, a resident of Switzerland. Consists of 654,430 shares of Common Stock and presently exercisable Warrants to Purchase Common Stock covering 83,000 shares. The Common Stock Purchase Warrants were acquired in connection with a $900,000 deposit made with the United States Bankruptcy Court in connection with The Irvine Company Litigation, and the balance of 571,430 were purchased in a private placement in June, 1994. See Item 1, "Business-- Children's Play-Learning Centers" and Item 3, "Legal Proceedings-- Subsidiary Bankruptcy".


(d) Includes 142,600 shares held by Koorn N.V., as to which Mr. Cassel has shared voting power.

(e) Includes shares which may be acquired upon exercise of presently exercisable non-qualified stock options held by executive officers other than Mr. Shuster, 100,000 for Mrs. Graf, 25,000 and for Mr. Cassel. See
       Item 10, "Executive Compensation -- Stock Options". All of these shares and options, except those owned by Koorn N.V., are owned with sole investment and voting power.


(f) Includes 600 shares of Common Stock owned by Mrs. Graf's husband, as to which she disclaims beneficial ownership.

(g) Assumes no exercise or conversion of Unit Purchase Option held by Stratton Oakmont, Inc., the Underwriter in the public offering completed in 1994, or the Class A Warrants issued in such offering.

*      Less than 1%.

                       -----------------------------------


Item 12.     Certain Relationships and Related Transactions.

         From time-to-time since 1980, because the Company was unable to borrow based on its own credit, Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, personally provided, or otherwise arranged for, the Company, loans, personal guarantees and other credit accommodations. These loans and accommodations were necessary to provide the Company with much- needed working capital to enable the Company to continue its operations at an adequate level and to enable it to carry out certain transactions considered by Management to be important to the Company's business. On June 1, 1985, all of the previous loan transactions were consolidated into one loan in connection with the provision by Mr. Shuster of $563,000 in additional funds to the Company. At such date, the indebtedness owed Mr. Shuster aggregated $973,927 and was represented by a Demand Promissory Note bearing interest at 3% above the prime rate of City National Bank, Los Angeles, California. As security for the payment of this Note, the Company granted Mr. Shuster a security interest in the Irvine Ground Lease and all contract rights of the Company and the proceeds thereof. In addition, since the date of this loan transaction, Mr. Shuster has deferred payment of certain of the interest due him under the loan arrangement and certain of the amounts due him under his Consulting Agreement with the

Company. See Note 10 of "Notes to Consolidated Financial Statements" in Item 7 for a description of the total of $1,003,265 owed Mr. Shuster by the Company at December 31, 1995. From time-to-time since 1985, the amount of indebtedness owed Mr. Shuster by the Company has fluctuated. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" in Item 6.


         On July 29, 1995, the Company made an advance in the amount of $100,000 to Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, for personal expenses. The advance bears interest at 10% per annum and is anticipated to be repaid on or about July 20, 1996.

         See also Note 11 of "Notes to Consolidated Financial Statements".



                                     PART IV


Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      1.       Financial Statements.

         The  audited  consolidated   financial  statements  of  United  Leisure
Corporation and Subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements contained in Item 7 of this Annual Report on Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

                  2.       Exhibits.

                  3-1. Restated Certificate of Incorporation of the Company, as filed in the office of the Secretary of State of the State of Delaware on June 27, 1988, filed as Exhibit 3-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  3-2. Bylaws of the Company, filed as Exhibit 3-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), are hereby incorporated herein by reference.

                  4-1. Warrant Agreement, dated November 18, 1994, between the Company and OTR, Inc., filed as
                              Exhibit 4-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                  4-2. Form of Warrant to Purchase Common Stock used in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit, filed as
                              Exhibit 4-3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  4-3. Underwriter's Unit Purchase Option, dated November 18, 1994, issued to Stratton Oakmont, Inc., filed as Exhibit 4-3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                  10-1. Ground Lease, dated February 11, 1968, between The Irvine Company and National Leisure, Inc., a Florida corporation, Amendment No. 1 dated July 13, 1970; Amendment No. 2 dated March 8, 1971; Amendment No. 3 to Ground Lease, dated May 8, 1972, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 4 to Ground Lease, dated January 12, 1976, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 5 to Ground Lease, dated April 1, 1976, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 6 to Ground Lease, dated August 11, 1976, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 7 to Ground Lease, dated March 7, 1977, between The Irvine Company and Lion Country Safari, Inc.- California; Amendment No. 8 to Ground Lease, dated April 22, 1977, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 9 to Ground Lease, dated March 23, 1983, between The Irvine Company and Lion Country Safari, Inc.-California; Letter, dated June 4, 1984, from The Irvine Company addressed to Lion Country Safari, Inc.; Amendment to Ground Lease (unnumbered), dated November 15, 1984, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment No. 10 to Ground Lease, dated January 20, 1986, between The Irvine Company and Lion Country Safari, Inc.-California; Consent to Sublease; Nondisturbance Agreement: Amendment to Sublease, dated as of December 26, 1985, among The Irvine Company, Lion Country Safari, Inc.-California and The Splash; Consent to and Agreement Concerning Encumbrance of Sublease, dated January 22, 1986 among The Irvine Company and Lion Country Safari, Inc.- California; Assignment and Purchase Agreement, dated March 23, 1983, between The Irvine Company and Lion Country Safari, Inc.-California; Partial Assignment of Sublessor's Interest in Sublease, dated March 23, 1983, by Lion Country Safari, Inc. to The Irvine Company, filed as Exhibit 10-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-2. Sublease Agreement, dated August 7, 1980, between Lion Country Safari, Inc.-California and Feyline Presents, Inc.; Assignment of Sublease Agreement, dated August 19, 1980, between Feyline Presents, Inc. and Irvine Meadows Amphitheater; Amendment to Sublease, dated September 16, 1980, between Lion Country Safari, Inc.-California and Irvine Meadows Amphitheater; Agreement, dated September 12, 1980, among The Irvine Company, Lion Country Safari, Inc. and Lion Country Safari, Inc.-California; Letter Agreement, between The Irvine Company and Lion Country Safari, Inc.- California; Amendment to Sublease, dated January 1, 1981, between Lion Country Safari, Inc. and Irvine Meadows Amphitheater; Letter, dated July 28, 1981, of Irvine Meadows Amphitheater addressed to the Company, filed as Exhibit 10-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-3. Amended and Restated Consulting Agreement, dated as of June 1, 1994, between the Company and Harry Shuster, filed as Exhibit 10-3 to the

                              Company's  Registration  Statement  on  Form  SB-2
                              (Registration    No.    33-81074),    is    hereby
                              incorporated herein by reference.

                  10-4. Amended and Restated Employment Agreement, dated as of June 1, 1994, between the Company and Renate Graf, filed as Exhibit 10-4 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-5. Stock Option Agreement, dated December 7, 1990, between the Company and Haskell Slaughter Young & Johnston, Professional Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-6. Stock Option Agreement, dated December 7, 1990, between the Company and Alvin Cassel covering 10,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-7. Stock Option Agreement, dated December 7, 1990, between the Company and Renate Graf covering 10,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-7 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  10-8. Stock Option Agreement, dated April 22, 1988, between the Company and Renate Graf covering 25,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Renate Graf, filed as Exhibit 10-9 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  10-9. Stock Option Agreement, dated April 22, 1988, between the Company and Alvin Cassel covering 10,000 shares of Common Stock, par value $.01 per share, of United Leisure Corporation; Extension of Option Agreement, dated April 20, 1993, between the Company and Alvin Cassel, filed as Exhibit 10-10 to the Company's Registration Statement on Form SB-2 (Registration No. 33- 81074), is hereby incorporated herein by reference.

                  10-10. Stock Option Agreement, dated October 7, 1988, between the Company and Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-12 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-11. Stock Option Agreement, dated November 17, 1988, between the Company and Harry Shuster covering 75,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-13 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-12. Stock Option Agreement, dated December 5, 1988, between the Company and Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-14 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-13. Option Agreement, dated January 20, 1987, between the Company and Renate Graf covering 15,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated May 5, 1992, between the Company and Renate Graf, filed as Exhibit 10-15 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-14. Stock Option Agreement, dated July 24, 1987, between the Company and Harry Shuster; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, covering 750,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-16 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-15. Option Agreement dated as of April 22, 1988, between the Company and Haskell Slaughter Young & Johnston, Professional Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Haskell Slaughter Young & Johnston, Professional Association, filed as Exhibit 10-17 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-16. Option to Sublease, dated as of September 25, 1984, between Lion Country Safari, Inc.-California and American Sportsworld, Inc., including the proposed Lease and Agreement to be entered into upon exercise thereof, filed as Exhibit 10-19 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-17. Letter, dated February 22, 1985, from Lion Country Safari, Inc.-California addressed to American Sportsworld, Inc.; Lease, dated as of May 14, 1985, between Lion Country Safari, Inc.-California and American Sportsworld, Inc.; Amendment to
                              Lease, dated December 2, 1985, between Lion Country Safari, Inc. and American Sportsworld, Inc.; Letter Contract, dated June 27, 1985, between the Company and The Splash; Assignment of Sublease, dated as of December 26, 1985, between Lion Country Safari, Inc.-California, American Sportsworld, Inc. and The Splash; Bill of Sale, dated January 10, 1986, between Lion Country Safari, Inc.-California and The Splash; Agreement of Limited Partnership (undated) of The Splash; Letter Agreement, dated October 16, 1986, between Lion Country Safari, Inc.-California and The Splash; Letter Agreement, dated November 21, 1986, between Lion Country Safari, Inc.-California and The Splash; Letter Agreement, dated November 25, 1986, between Lion Country Safari, Inc.-California and The Splash, filed as Exhibit 10-20 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-18. Letter Agreement, dated January 31, 1986, between Africa Arts of California, Inc. and the Company, filed as Exhibit 10-21 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-19. Option Agreement, dated as of February 1, 1986, between the Company and Africa Arts of California, Inc. covering 35,000 shares of Common Stock, par value $.01 per share, of the Company, filed as
                              Exhibit 10-22 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  10-20. Promissory Note, dated June 1, 1985, of Lion Country Safari, Inc.-California in the principal amount of $973,927 drawn to the order of Harry Shuster, filed as Exhibit 10-23 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-21. Deed of Trust, Assignment of Rents and Security Agreement, dated June 1, 1985, between Lion Country Safari, Inc.-California, Brian H. Kay, Trustee,
                              and Harry Shuster, filed as Exhibit 10-24 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  10-22. Collateral Assignment of Leases and Rents, dated June 1, 1985, between Lion Country Safari, Inc.-California and Harry Shuster, filed as
                              Exhibit 10-25 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-23. Commercial Lease (General Form), dated July 21, 1986, between Lion Country Safari, Inc.-California and Orange County Transit District; Amendment No. 3 to Lease Agreement, dated April 17, 1989, between Lion Country Safari, Inc.-California and Orange County Transit District filed as Exhibit 10-26 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-24. Stock Option Agreement, dated as of February 22, 1989, covering 67,500 shares of the Common Stock, par value $.01 per share, of the Company in favor of Tactron Liquidating Trust, filed as Exhibit 10-27 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-25. Stock Option Agreement, dated as of February 22, 1989, covering 7,500 shares of the Common Sock, par value $.01 per share, of the Company in favor of Lindsey & Associates, Inc., filed as Exhibit 10-28 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-26. Memorandum of Agreement, dated March 7, 1990, between Lion Country Safari, Inc., - California and James Productions, Inc., filed as Exhibit 10-34 to the Company's Registration Statement on Form SB-2 (Registration No. 33- 81074), is hereby incorporated herein by reference.

                  10-27. Form of Indemnity Agreement entered into by the Company with each of its Directors, filed as
                              Exhibit 10-35 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

                  10-28. Stock Option Agreement, dated September 23, 1993, between the Company and Renate Graf, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-40 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  10-29. Stock Option Agreement, dated September 23, 1993, between the Company and Alvin Cassel, covering 5,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-41 to the Company's Registration

                              Statement   on   Form   SB-2   (Registration   No.
                              33-81074),   is  hereby   incorporated  herein  by
                              reference.


                  10-30. Agreement for Purchase and Sale and Joint Escrow Instructions, dated April 5, 1995, between PLC Properties, Inc. and United Leisure Corporation (to be filed by Amendment).


                  10-31. Sub-Operating Agreement, dated April 11, 1995, between Canyon R.V. Park and Camp Frasier, Inc., together with related Operating Agreements (to be filed by Amendment).

                  10-32.      Standard   Retail/Office   Complex  Lease,   dated
                              October 12, 1994, between PSA Properties and Planet Kids, Inc. (to be filed by Amendment).

                  10-33. Commercial Lease, between Eastrich Multiple Investor Fund L.P., Midland Loan Services, L.P et al., and Planet Kids, Inc. and Rider thereto (to be filed by Amendment).

                  10-34. Lease, dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and Addendum thereto (to be filed by Amendment).

                  10-35. Territory Rights Agreement, between Planet Kids, Inc. and PT Planet Kidsndo (to be filed by Amendment).

                  21. Subsidiaries of the Company (to be filed by Amendment).

                  27.         Financial Data Schedule

         (b) Reports on Form 8-K. United Leisure Corporation filed no Current Report on Form 8-K during or with respect to the last quarter of 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNITED LEISURE CORPORATION


                               By             /s/HARRY SHUSTER
                                 ------------------------------------------
                                      Harry Shuster, Chairman of the Board,
                                      President and Chief Executive Officer

                               Date:    April 15, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Capacity                                Date
               ---------                                      --------                                ----

             HARRY SHUSTER
- --------------------------------------                 Chairman of the Board,                    April 15, 1996
            (Harry Shuster)                     President and Chief Executive Officer
                                                    (Principal Financial Officer)
                                                            and Director


             ALVIN CASSEL                                     Director                           April 15, 1996
- --------------------------------------
            (Alvin Cassel)


              RENATE GRAF
- --------------------------------------              Vice President and Controller                April 15, 1996
             (Renate Graf)                         (Principal Accounting Officer)
                                                            and Director)


            ALVIN ALEXANDER                                   Director                           April 15, 1996
- ---------------------------------------
           (Alvin Alexander)
