Form 10KSB/A
period 1995-12-31
UNITED LEISURE CORP
filed 1996-05-16
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______

Commission File Number  0-6106

                           UNITED LEISURE CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    13-2652243
- - -------------------------------             ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    8800 Irvine Center Drive
      Irvin, California                                    92718
- - -------------------------------             ------------------------------------
(Address of Principal Executive                          (Zip Code)
           Offices)

Registrant Telephone Number, Including Area Code:        (714) 837-1200
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

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes  |X|                                            No   [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 29, 1996:

                        Common Stock, par value $.01 per share -- $19,473,183

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                   Class                        Outstanding at March 29, 1996
- - --------------------------------------         ------------------------------
       Common Stock, par value $.01
                 per share                            12,452,849


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



Frasier Day Camp

         The Company opened Camp Frasier at the California park during the summer of 1982, when the Company had on its property all of the facilities described above for utilization in connection with picnics, which were also available for use in connection with a day camp. During its twelve years of operation, Camp Frasier has experienced steadily increasing camper census and revenues and has operated at a capacity level for the last several years. The Company has gradually improved its program, which enjoys popular parental approval in the area. The camp program is offered to area children between the ages of 3 and 13 and is designed to provide significant flexibility in attendance requirements, with a minimum of ten days per camper during the summer. Campers are provided with planned activity programs which include educational activities, horseback riding, swimming, arts and crafts, fishing, four-wheeled Hondas and other standard day camp fare. In recent years, the Company has added a rope challenge course, go-carts and karate to the curriculum. Campers at Frasier Day Camp utilize the facilities of the Water Park described above under "Description of Business -- Water Park" in this Item 1 of this Annual Report on Form 10-KSB.


         During 1994, the Company served approximately 725 campers daily and realized revenues of $860,426 and during 1995 the Company served approximately 850 campers daily and realized revenues of $999,047. In 1994 and 1995, the Company operated for nine weeks to correspond with the area school schedules.

         The Irvine facility is operating at capacity and the Company has believed that the opening of new Camp Frasier facilities within a 100 mile radius of the current facility will not only provide the Company with a new facility or facilities once the Irvine Ground Lease has been terminated, but will also capitalize on the Company's reputation in the area. During 1995, the Company acquired an amusement park located in San Diego, California and obtained the rights to operate a day camp on an Orange County park located in Yorba Linda, California. In April 1995, the Company acquired real and personal property relating to Marshall Scotty's Amusement Park located in San Diego County, California, for a total purchase price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000. The Amusement Park was subsequently renovated and reopened as "Frasier's Frontier", operating as a day camp, in mid-summer. In Yorba Linda, the Company has obtained the right to operate a portion of Featherly Regional Park as a day camp. The park is located in Yorba Linda in Orange County, California. Under the agreement, which has a term of 30 years, the Company is to pay a daily rate per camper which starts out at $.50 per day for each camper for the first five years of the agreement and escalates to the greater of $1.50 per camper per day or 5% of the Company's gross receipts, commencing in the eleventh year of the agreement. In addition, the Company has agreed to pay certain percentage rentals based on gross receipts. See Item 6, "Management's Discussion and Analysis or Plan of Operations". See also Exhibits 10-30 and 10-31. These transactions occurred late in the season and the two new camps only operated for the latter portion of the season. Results indicated, however, that the Company can look to successful camp seasons at these locations in 1996, when the Company expects to have four Camp Frasier locations. The Company expects to operate five Camp Frasier locations in Southern California in the 1997 season. Expansion to other areas across the United States is also contemplated. See this Item, "Description of Business -- Camp Frasier" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation".

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

         The Company offers a summer day camp for a nine-week period during the summer for children ages 3-13. Campers are provided with a planned program of activities, including softball, swimming, horseback riding, arts and crafts and other usual day camp fare. Camp Frasier had an average daily camper count of 850 in 1995 and 725 in 1994. The day camp generated revenues of $999,047 in 1995 and $860,426 in 1994. Campers are able to use the Water Park facility during the camp season. Due to the success of Camp Frasier and the fine reputation enjoyed by it in the area where the Company operates, the Company has embarked on an expansion plan. In April 1995, the Company acquired real and personal property relating to Marshall Scotty's Amusement Park located in San Diego County, California, for a total purchase price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000. The Amusement Park was subsequently renovated and reopened as "Frasier's Frontier", operating as a day camp, in mid-summer. In Yorba Linda, the Company has obtained the right to operate a portion of Featherly Regional Park as a day camp. The park is located in Yorba Linda in Orange County, California. Under the agreement, which has a term of 30 years, the Company is to pay a daily rate per camper which starts our at $.50 per day for each camper for the first five years of the agreement and escalates to the greater of $1.50 per camper per day or 5% of the Company's gross receipts, commencing in the eleventh year of the agreement. In addition, the Company has agreed to pay certain percentage rentals based on gross receipts.

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


         In view of the expanded operations of Camp Frasier and the new play-learning centers, the Company's occupancy and all other expenses increased significantly, generating total operating expenses of $4,235,066 for 1995, as compared to $1,861,653 for 1994. Legal expenses incurred in connection with The Irvine Company litigation remained approximately the same, while interest income on the invested net proceeds of the 1994 public offering produced interest income of $699,204, as compared to $115,721 in 1994 when the funds were only invested for approximately six weeks.

         The above results of operations resulted in a net loss for the year of $(644,183) as compared to net income for 1994 of $533,080.

         The Company's management views 1995 as a transition year during which the Company concentrated on expanding its operations so that it could continue its operations following the termination of The Irvine Company Ground Lease in February 1997. During the year, it opened two additional Camp Frasier day camp sites, two children's play-learning centers commenced operations, construction of a third center and worked on the developing of certain other proprietary software. No revenues were derived from United Leisure Interactive during 1995. While the new play-learning centers and Camp Frasier locations operated for only a portion of the year, indications are that these operations will contribute significant revenues in future years.

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

         The Company has enjoyed a fairly stable operating revenue base from its sublease rentals in recent years, Camp Frasier operations and other miscellaneous sources of revenues from the operation of its leased property.
These operations have generally produced a small positive cash flow from operating activities, generating gains of $286,728 for 1994, after giving effect to the payment approximately $900,000 of accrued liabilities related to prior periods in 1994. In 1995, however, the Company experienced negative cash flow in the amount of $195,601.

         In 1993, the Company received the release of $945,044 of restricted cash and another $407,055 in 1994, all of which funds were immediately utilized to extinguish various obligations. Thus, none of these activities improved the Company's liquidity. During the first six months of 1994, the Company made certain necessary repairs to its park property. Apart from these repairs, the Company made no significant commitments for expenditures until the completion of the above-described public offering. With the proceeds of the public offering, the Company made an initial loan of $500,000 to Planet Kids, commenced the expansion of its Camp Frasier operations and the development of certain interactive multimedia concepts. During 1995, the Company made a number of investments, including the expenditure of $545,500 in buying out MGK, its original partner in the children's play-learning centers venture, and a total of $4,140,189 in acquiring an amusement park in San Diego, California, certain computer equipment for United Leisure Interactive and in connection with the development of its two new Camp Frasier locations and its three initial children's play-learning centers. There is no assurance that any of these new activities will be successful. See Note 2 of "Notes to Consolidated Financial Statements" in Item 7.


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


Item 10.     Executive Compensation.

Cash Compensation

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1995, 1994 and 1993:


                                            SUMMARY COMPENSATION TABLE

                                           Annual Compensation            Long-Term Compensation
                                    -----------------------------       -------------------------
                                                                        Securities     Long-Term          All
                                                                        Underlying     Incentive      Other Com-
Name and Principal Position         Year      Salary        Bonus         Options       Payouts      pensation (2)
- - ---------------------------         ----      ------        -----         -------       -------      -------------


Harry Shuster                       1995   $196,790(1)(3)  $    ---            ---        ---          $  3,600
Chairman of the Board,              1994   202,446(1)(3)        ---            ---        ---             3,600
President and Chief                 1993   184,040(1)(3)        ---            ---        ---             3,600
Executive Officer

Renate Graf                         1995   $117,049(2)(3)    30,000            ---        ---               ---
Vice President                      1994   107,207(2)(3)        ---            ---        ---               ---
Controller                          1993   96,495(2)(3)         ---         50,000        ---               ---

- - ------------------------------

(1) The consulting fee due Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company under the Amended and Restated Consulting Agreement described below for each of the years in the above table was not paid in full. $24,521, $52,245 and $19,426 of the amount was accrued on the books of the Company for later payment in 1995, 1994 and 1993, respectively. See Note 11 of "Notes to Consolidated Financial Statements" in Item 7.
(2)      Includes $300 per month car allowance paid Mr. Shuster.
(3) See this Item, "Executive Compensation -- Consulting and Employment Agreements".

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

- - --------------------

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

- - ------------------------------

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

                  4-1. Warrant Agreement, dated November 18, 1994, between the Company and OTR, Inc., filed as
                              Exhibit 4-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference.

                  4-2. Form of Warrant to Purchase Common Stock used in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit, filed as
                              Exhibit 4-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.


                  4-3. Underwriter's Unit Purchase Option, dated November 18, 1994, issued to Stratton Oakmont, Inc., filed as Exhibit 4-3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference.

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


                  10-30. Agreement for Purchase and Sale and Joint Escrow Instructions, dated April 5, 1995, between PLC Properties, Inc. and United Leisure Corporation.

                  10-31. Sub-Operating Agreement, dated April 11, 1995, between Canyon R.V. Park and Camp Frasier, Inc., together with related Operating Agreements.

                  10-32.      Standard   Retail/Office   Complex  Lease,   dated
                              October 12, 1994, between PSA Properties and Planet Kids, Inc.

                  10-33.      Commercial   Lease,   between  Eastrich   Multiple
                              Investor Fund L.P., Midland Loan Services, L.P et al., and Planet Kids, Inc. and Rider thereto.

                  10-34. Lease, dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and Addendum thereto.

                  10-35. Territory Rights Agreement, between Planet Kids, Inc. and PT Planet Kidsndo.

                  21.         Subsidiaries  of  the  Company.

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

               Signature                                      Capacity                                Date
               ---------                                      --------                                ----

             HARRY SHUSTER
- - --------------------------------------                 Chairman of the Board,                    April 15, 1996
            (Harry Shuster)                     President and Chief Executive Officer
                                                    (Principal Financial Officer)
                                                            and Director


             ALVIN CASSEL                                     Director                           April 15, 1996
- - --------------------------------------
            (Alvin Cassel)


              RENATE GRAF
- - --------------------------------------              Vice President and Controller                April 15, 1996
             (Renate Graf)                         (Principal Accounting Officer)
                                                            and Director)


            ALVIN ALEXANDER                                   Director                           April 15, 1996
- - ---------------------------------------
           (Alvin Alexander)
