Form 10QSB
UNITED LEISURE CORP
filed 1996-05-20
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ___________.


Commission File Number 0-6106


                           UNITED LEISURE CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                            13-2652243
             ------------------                      ------------
       (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)             Identification No.)

               8800 Irvine Center Drive, Irvine, California 92718
               --------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (714) 837-1200
                             -----------------------
              (Registrant's Telephone Number, Including Area Code)

         Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     YES     X                  NO

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                     Outstanding at March 31, 1996
                -------------                 -----------------------------

           Common Stock, par value               12,368,849 shares
               $.01 per share

Transitional Small Business Disclosure Format (check one):

                   YES                         NO     X


                                Page 1 of 9 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES


PART I -- FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                            3

           Consolidated Statements of Operations
           For the Three Months Ended March 31, 1996
           and March 31, 1995                                              4

           Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1996 and
           March 31, 1995                                                  5

           Notes to Consolidated Financial Statements
           March 31, 1996 and March 31, 1995                               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              __


                                Page 2 of 9 Pages

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,              December 31,
                                                                           1996                     1995
                                                                       -------------            -------------
                                                                       (Unaudited)              (Derived from
                                                                                                   Audited
                                                                                                   Financial
                                                                                                  Statements)

                                                        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $      8,556,015         $      9,929,785
     Receivables                                                              286,116                  417,368
     Inventory                                                                 77,942                   80,301
     Prepaid expenses                                                         222,313                  178,009
                                                                     ----------------         ----------------
          TOTAL CURRENT ASSETS                                              9,142,386               10,605,463
PROPERTY AND EQUIPMENT, Net                                                 4,830,946                4,845,406
OTHER ASSETS
     Due from related parties                                                 785,000                  110,000
     Investment in limited partnership                                         15,000                   15,000
     Pre-opening costs                                                         23,372                      405
     Intangible assets, net                                                    59,660                   68,440
     Deposits                                                                 255,448                  237,538
                                                                     ----------------         ----------------
                                                                     $     15,111,812         $     15,882,252
                                                                     ================         ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                           $        353,286         $        509,259
     Provision for disputed contingent claim                                1,128,973                1,128,973
     Due to related party                                                     919,988                1,003,265
     Deferred revenue                                                          37,022                   31,320
     Deposits and other                                                       132,095                  124,275
                                                                     ----------------         ----------------
          TOTAL CURRENT LIABILITIES                                  $      2,571,364         $      2,797,092
LONG-TERM DEBT                                                                842,000                  842,000
                                                                     ----------------         ----------------
          TOTAL LIABILITIES                                                 3,413,364                3,639,092
STOCKHOLDERS' EQUITY
     Preferred stock - $100 par value
          Authorized 100,000 shares, none outstanding
     Common stock - $.01 par value
          Authorized  30,000,000  shares,  issued  and
          outstanding 12,368,849 shares at March 31,
          1996 and December 31, 1995                                          123,688                  123,688
     Capital in excess of par value                                        24,326,458               24,326,458
     Accumulated deficit                                                  (12,751,698)             (12,206,986)
                                                                     ----------------         ----------------

          TOTAL STOCKHOLDERS' EQUITY                                       11,698,448               12,243,160
                                                                     ----------------         ----------------
                                                                     $     15,111,812         $     15,882,252
                                                                     ================         ================

          See accompanying Notes to Consolidated Financial Statements.

                                Page 3 of 9 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months
                                                          Ended
                                                        March 31,
                                         ---------------------------------------

                                                1996                 1995
                                         -----------------     ----------------
REVENUES
  Rentals                                 $        167,850     $        247,446
  Children's recreational activities               462,423
                                          ----------------     ----------------

      TOTAL REVENUES                               630,273              247,446
                                          ----------------     ----------------

OPERATING EXPENSES
  Occupancy                                        872,426              256,489
  Selling, general and
      administrative                               179,945               85,663
  Depreciation and amortization                    113,409               20,297
                                          ----------------     ----------------

      TOTAL COSTS AND EXPENSES                   1,165,780              362,449
                                          ----------------     ----------------

OPERATING LOSS                                    (535,507)            (115,003)
                                          ----------------     ----------------

OTHER INCOME (EXPENSE)
  Interest income                                   90,867              206,396
  Interest expense                                 (21,065)             (20,000)
  Legal costs                                      (88,377)             (67,644)
  Other                                              9,370
                                          ----------------     ----------------
      TOTAL OTHER INCOME
         (EXPENSE)                                  (9,205)             118,752
                                          ----------------     ----------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST                                        (544,712)               3,749

MINORITY INTEREST                                                         3,209
                                          ----------------     ----------------
NET INCOME (LOSS)                         $       (544,712)    $          6,958
                                          ================     ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     12,368,849           12,478,139
                                          ================      ===============

EARNINGS (LOSS) PER COMMON
  SHARE                                   $          (0.04)     $            Nil
                                          ================      ================

         See accompanying Notes to Consolidated Financial Statements.
                             Page 4 of 9 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the Three Months
                                                                  Ended March 31,
                                                            1996                1995
                                                          --------             -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $   (544,712)    $        6,958
  Adjustments to reconcile net income
  (loss) to net cash used by
  operating activities:
       Depreciation and amortization                        113,409             20,297
       Changes in operating assets and liabilities:
          Receivables                                       131,252            160,686
          Inventory                                           2,359
          Prepaid expenses                                  (44,304)          (123,263)
          Pre-opening costs                                 (22,967)          (122,983)
          Deposits                                          (17,910)           (76,215)
          Accounts payable and accrued expenses            (155,973)            36,660
          Income taxes payable                                                 (20,000)
          Deferred revenue and other                          5,702             18,400
                                                       ------------     --------------

       Net cash used by operating activities               (533,144)           (99,460)
                                                       ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (90,169)          (139,173)
  Deposits and other                                          7,820             (3,210)
                                                       ------------     --------------

       Net cash used in investing activities                (82,349)          (142,383)
                                                       ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options and warrants                                        10,500
  Advances to related party                                (675,000)
  Repayments of related party advances                      (83,277)          (306,133)
                                                       ------------     --------------

       Net cash used in financing activities               (758,277)          (295,633)
                                                       ------------     --------------

DECREASE IN CASH                                         (1,373,770)          (537,476)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                     9,929,785         15,955,140
                                                       ------------     --------------

CASH AND CASH EQUIVALENTS,
  End of period                                        $  8,556,015     $   15,417,664
                                                       ============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
       Interest paid                                   $     21,065     $       20,000
       Income taxes paid                               $     11,620
       Interest received                               $     90,868     $      206,396


          See accompanying Notes to Consolidated Financial Statements.
                              Page 5 of 9 Pages

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Inventory -- Inventory consists primarily of merchandise held for sale at the Company's play - learning centers. Inventory is stated at the lower of cost (first-in-, first-out) or market.

     2.     DISCLOSURE OF CERTAIN SIGNFICANT RISKS AND UNCERTAINTIES
            --------------------------------------------------------

            Termination of Ground Lease -- the ground lease relating to the Company's major asset is set to expire in February 1997. Additionally, the Company has been engaged in protracted and expensive litigation with its landlord. Accordingly, the Company must prepare itself for the future by the development of its business into new fields of endeavor.

            Uncertainty of Success of Play-Learning Centers -- In June 1994, the Company entered into a joint venture for the development and operation of children's play-learning centers. This new business may take some time to develop, and there can be no assurance that the new business will be a success.

            Merger/Acquisition Plans -- The Company plans to engage in a merger and acquisition program in order to merge with or acquire companies engaged in similar or complementary businesses. The Company is not engaged in any negotiations to merge with or acquire any such target companies, but the Company is in the process of endeavoring to identify potential acquisition or merger candidates. The Company can make no assurances that it will be able to merge with or acquire any companies.

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

                             Page 6 of 9 Pages

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Financial Condition

      At March 31, 1996, the Company had cash or cash equivalents in the amount of $8,556,015. Given the stability of revenues from its current operations, the Company expects that its operations will continue to generate sufficient cash flow to continue its operations through the end of the term of the Irvine Company Ground Lease (February 28, 1997).

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


Results of Operations


      The Company's business has historically been highly seasonal with the second and third quarters of each being the strongest quarters of operations. During the quarter ended March 31, 1996, the Company received total revenues of $630,273, compared to $247,446 in revenues for the first quarter of 1995. For the quarter ended March 31, 1996, the Company incurred a net loss of $544,712, or $(0.4) per share, as compared to a net income of $6,958, or $.00 per share, for the comparable period of 1995.

      Revenues increased during the first three months of 1996 as compared to the same period for 1995, primarily because of revenues received from admissions and concession at Planet Kids and Frasier's Frontier. Expenses increased during the first three months of 1996, as compared to 1995, because of increased occupancy expenses related to new Planet Kids locations, increased selling and administrative expenses related to the development of new Camp Frasier locations and Planet Kids leases, and operating expenses in carrying out these operations. Other expenses incurred in this quarter included development costs of $131,967 for Frasier's Frontier and $39,378 for United Leisure Interactive. In addition, Lion County Safari incurred legal costs of $96,000 associated with the appeal pending on the Irvine Company litigation. Interest income was reduced by $108,000 in this quarter.








                                Page 7 of 9 Pages

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

















                                Page 8 of 9 Pages

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     UNITED LEISURE CORPORATION


Date:  May ___, 1996                 By:            HARRY SHUSTER
                                        ---------------------------------------
                                              Harry Shuster, Chairman of the
                                                 Board and Chief Executive
                                                          Officer


Date:  May ___, 1996                 By:            RENATE GRAF
                                        ----------------------------------------
                                             Renate Graf, Vice President
                                                   and Controller



















                                Page 9 of 9 Pages