Form 10QSB/A
period 1996-03-31
UNITED LEISURE CORP
filed 1996-05-31
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


PART I -- FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

Item 1.    Financial Statements

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                            3

           Consolidated Statements of Operations
           For the Three Months Ended March 31, 1996
           and March 31, 1995                                              4

           Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 1996 and
           March 31, 1995                                                  5

           Notes to Consolidated Financial Statements
           March 31, 1996 and March 31, 1995                               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                8

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

The Irvine Company Litigation

      Since 1987, the Company's wholly-owned subsidiary, Lion Country Safari, Inc. - California (the "Subsidiary"), has been engaged in protracted and expensive litigation with its landlord, Irvine, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company and Marsh & McLennan; The Irvine Company v. The Splash and Lion Country Safari, Inc.
- - California; Lion Country Safari, Inc. - California v. The Irvine Company. On April 15, 1994, the court granted a new trial on all issues. The Company has appealed this order and intends to vigorously continue its prosecution of The Irvine Company Litigation. It is anticipated that the ruling on this appeal may take until late 1996.


Results of Operations


     The Company's business has historically been highly seasonal with the second and third quarters of each year being the strongest quarters of operations. During the quarter ended March 31, 1996, the Company received total revenues of $630,273, compared to $247,446 in revenues for the first quarter of 1995. For the quarter ended March 31, 1996, the Company incurred a net loss of $544,712, or $(0.4) per share, as compared to a net income of $6,958, or $.00 per share, for the comparable period of 1995.

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


                                     UNITED LEISURE CORPORATION


Date:  May 31, 1996                 By:            HARRY SHUSTER
                                        ---------------------------------------
                                              Harry Shuster, Chairman of the
                                                 Board and Chief Executive
                                                          Officer


Date:  May 31, 1996                 By:            RENATE GRAF
                                        ----------------------------------------
                                             Renate Graf, Vice President
                                                   and Controller



















                                Page 9 of 9 Pages