Form 10QSB
period 1996-06-30
UNITED LEISURE CORP
filed 1996-08-14
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

(_) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________.

Commission File Number 0-6106
                       ------

                           UNITED LEISURE CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 13-2652243
             --------                                 ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

              8800 Irvine Center Drive, Irvine, California 92718
              ---------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (714) 837-1200
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES  X         NO___
    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                      Outstanding at June 30, 1996
     -----                      ----------------------------

     Common Stock, par value    12,452,849 shares
     $.01 per share

Transitional Small Business Disclosure Format (check one):

YES____        NO  X
                  ---

                         PART I - FINANCIAL INFORMATION

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,         DECEMBER 31,
                                                        1996               1995
                                                   -------------     ----------------
                                                     (UNAUDITED)      (DERIVED FROM
                                                                    AUDITED FINANCIAL
                                                                       STATEMENTS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                     $ 6,800,301         $ 9,929,785
     Receivables                                       307,099             417,368
     Inventory                                          78,123              80,301
     Prepaid Expenses                                  213,720             178,009
                                                   -----------         -----------
        TOTAL CURRENT ASSETS                         7,399,243          10,605,463
PROPERTY AND EQUIPMENT, Net                          4,712,256           4,845,406
OTHER ASSETS
     Due from related parties                          785,000             110,000
     Investment in limited partnership                  15,000              15,000
     Investment in HEP II                            1,500,000                   -
     Pre-opening costs                                 122,554                 405
     Construction in progress                          441,175                   -
     Intangible assets, net                             50,880              68,440
     Deposits                                          414,292             237,538
                                                   -----------         -----------
                                                   $15,440,400         $15,882,252
                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses        $    573,177         $    509,259
     Provision for disputed contingent claim         1,128,973            1,128,973
     Due to related party                              762,145            1,003,265
     Deferred revenue                                  918,414               31,320
     Deposits and other                                124,275              124,275
                                                  ------------         ------------
        TOTAL CURRENT LIABILITIES                 $  3,506,984         $  2,797,092
LONG-TERM DEBT                                         842,000              842,000
                                                  ------------         ------------
     TOTAL LIABILITIES                            $  4,348,984         $  3,639,092
STOCKHOLDERS' EQUITY
     Common stock - $.01 par value                     123,688              123,688
     Capital in excess of par value                 24,326,458           24,326,458
     Accumulated deficit                           (13,358,730)         (12,206,986)
                                                  ------------         ------------
       TOTAL STOCKHOLDERS' EQUITY                   11,091,416           12,243,160
                                                  ------------         ------------
                                                  $ 15,440,400         $ 15,882,252
                                                  ============         ============

     See accompanying Notes to Consolidated Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                 --------------------------             ------------------------
                                                 1996              1995                   1996           1995
                                                 ----              ----                  ------          -------
REVENUES
   Rentals                                  $   258,466        $   283,106           $   426,316        $   530,552
   Children's recreational activities           603,363            156,666             1,065,786            156,666
                                            -----------        -----------           -----------        -----------
      TOTAL REVENUES                            861,829            439,772             1,492,102            687,218
                                            -----------        -----------           -----------        -----------
OPERATING EXPENSES
   Occupancy                                  1,229,971            696,146             2,102,397            952,635
   Selling, general and administrative          219,745            287,471               399,690            373,134
   Depreciation and amortization                113,408             20,297               226,817             40,594
                                            -----------        -----------           -----------        -----------

    TOTAL COSTS AND EXPENSES                  1,563,124          1,003,914             2,728,904          1,366,363
                                            -----------        -----------           -----------        -----------

OPERATING LOSS                                 (701,295)          (564,142)           (1,236,802)          (679,145)
                                            -----------        -----------           -----------        -----------

OTHER INCOME (EXPENSE)
  Interest income                               102,237            179,277               193,104            385,673
  Interest expense                              (14,037)           (19,568)              (35,102)           (39,568)
  Legal Costs                                   (64,144)          (137,389)             (152,521)          (205,033)
  Write-off - Goodwill                                -           (115,603)                    -           (115,603)
  Other                                          81,827             17,796                91,197             17,796
                                            -----------        -----------           -----------        -----------
    TOTAL OTHER INCOME
    (EXPENSE)                                   105,883            (75,487)               96,678             43,265
                                            -----------        -----------           -----------        -----------

INCOME (LOSS) BEFORE
  MINORITY INTEREST                            (595,412)          (639,629)           (1,140,124)          (635,880)

MINORITY INTEREST                                     -            112,411                     -            115,620
                                            -----------        -----------           -----------        -----------

INCOME (LOSS) BEFORE
   INCOME TAXES &
   EXTRAORDINARY ITEMS                         (595,412)          (527,218)           (1,140,124)          (520,260)

INCOME TAXES                                     11,620             11,725                11,620             11,725
                                            -----------          ---------           -----------         -----------

NET INCOME (LOSS)                              (607,032)          (538,943)           (1,151,744)          (531,985)
                                            ===========        ===========           ===========        ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                               12,452,849         12,209,428           12,452,849          12,209,428
                                            ===========         ==========          ===========         ===========

EARNINGS (LOSS) PER
 COMMON SHARE                                     (.049)             (.044)               (.092)             (.043)
                                            ===========          =========          ===========         ==========

          See accompanying Notes to Consolidated Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                     1996               1995
                                                                     ----               ----
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                                                 $(1,151,744)      $  (531,985)
Adjustments to reconcile net loss to net
 cash provided used by operating activities:
    Depreciation and amortization of property
      and equipment                                                   209,257            24,129
    Amortization of intangibles                                        17,560            16,465
    Gain from settlement of debt                                            -           115,603
    Minority interest in net loss of
     consolidated subsidiary                                                -          (115,620)
    Changes in operating assets and liabilities:
               Receivables                                            110,269            (6,171)
               Inventory                                                2,178           (91,107)
               Prepaid expenses                                       (35,711)         (189,592)
               Pre-opening costs                                     (122,149)            5,635
               Deposits                                              (176,754)           95,699
               Accounts payable and accrued expenses                   63,918           101,289
               Income taxes payable                                         -           (20,000)
               Deferred revenue and other                             887,094           845,456
                                                                  -----------       -----------

NET CASH PROVIDED  (USED) BY OPERATING
   ACTIVITIES                                                        (196,082)          249,801
                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (518,339)       (2,608,317)
   Lease acquisition costs                                              1,057            (6,099)
   Investment in HEP II                                            (1,500,000)                -
                                                                  -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                              (2,017,282)       (2,614,416)

CASH FLOWS FROM FINANCING ACTIVITIES
    Exercise of stock options and warrants                                  -            10,500
    Advances to related party                                        (675,000)                -
    Repayments of related party advances                             (241,120)         (310,022)
                                                                  -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES                                (916,120)         (299,522)

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                      (3,129,484)       (2,664,137)

CASH AND CASH EQUIVALENTS,
    Beginning of year                                               9,929,785        15,955,140
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS,
    End of year                                                   $ 6,800,301       $13,291,003
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Interest paid                  $    35,102
    Income taxes paid              $    11,620
    Interest received              $   193,104

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

Concentration of Risk-- The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Inventory-- Inventory consists primarily of merchandise held for sale at the Company's play learning centers. Inventory is stated at the lower of cost (first-in, first-out) or market.

2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Termination of Ground Lease-- The ground lease relating to the Company's major asset will expire in February 1997. Additionally, the Company has been engaged in protracted and expensive litigation with its landlord. Accordingly, the Company must prepare itself for the future by the development of its business into new fields of endeavor.

Uncertainty of Success of Play-Learning Centers-- In June 1994 the Company entered into a joint venture for the development and operation of children's play-learning centers. This new business may take some time to develop, and there can be no assurance that the new business will be a success.

Merger/Acquisition Plans-- The Company plans to engage in a merger and acquisition program in order to merge with or acquire companies engaged in similar or complementary businesses. The Company is not engaged in any negotiations to merge with or acquire any such target companies, but the Company is in the process of endeavoring to identify potential acquisition or merger candidates. The Company can make no assurances that it will be able to merge with or acquire any companies.

3.  LEGAL PROCEEDINGS

The Company's primary operating subsidiary, Lion Country Safari, Inc. - California, has been engaged in protracted litigation with the landlord of the Company's park property since 1986. After a six week trial in October and November 1993, the Company was awarded a jury verdict in the total approximate amount of $42,000,000. The jury found that the landlord had breached the covenant of good faith and fair dealing in the ground lease with the subsidiary and awarded the subsidiary approximately $37,000,000 in compensatory damages for such breaches. The jury also found that the landlord acted with "fraud and malice" in interfering with the subsidiary's relationship with the operator of the water park on the premises and awarded an additional $5,000,000 in punitive damages. In the rent dispute between the landlord and the subsidiary, the jury found that the subsidiary owed no rent whatsoever because of the landlord's own unexcused material breaches of the ground lease. The jury also found that one of the key amendments to the ground lease had been entered into by the subsidiary under duress and without consideration.

In April 1994, after hearing a post verdict motion brought by the landlord for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied the landlord's motion for judgment notwithstanding the verdict, on the basis that the evidence was not sufficient to justify the verdict brought by the jury. The Company has appealed this order and intends to vigorously continue its prosecution of this litigation. There can be no assurance as to the outcome of this litigation. The Company incurred legal costs in connection with this litigation during the years ended December 31, 1995 and 1994 of $365,207 and $340,679, respectively.

4. RELATED PARTY TRANSACTIONS

In the fiscal quarter ended June 30, 1996 the Company made an investment in the amount of $1,500,000 in HEP II L.P., a California limited partnership engaged in the motion picture production business. The general partner of HEP II L.P. is HIT Entertainment, Inc., a California corporation of which Harry Shuster, the Chairman of the Board and Chief Executive Officer of the Company, is a principal shareholder.

Also in the fiscal quarter ended June 30, 1996, the Company made an advance of $675,000 to Harry Shuster. As of June 30, 1996, an aggregate of $762,145 remained payable by the Company to Harry Shuster from prior advances made by Mr. Shuster to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Quarterly Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

LIQUIDITY AND FINANCIAL CONDITION

          At June 30, 1996, the Company had cash or cash equivalents in the amount of $6,800,301. Given the stability of revenues from its current operations, the Company expects that its operations will continue to generate sufficient cash flow to continue its operations through the end of the term of the Irvine Company Ground Lease (February 28, 1997). See Note 2 to Notes to Consolidated Financial Statements.

THE IRVINE COMPANY LITIGATION

          Since 1987, the Company's wholly-owned subsidiary, Lion Country
Safari, Inc.-California (the "Subsidiary"), has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine
                                                        ------------------------
Company and Marsh & McLennan; The Irvine Company v. The Splash and Lion Country
- -------------------------------------------------------------------------------
Safari, Inc. -- California, Lion Country Safari, Inc.-- California v. The Irvine
- --------------------------------------------------------------------------------
Company.  On April 15, 1994, the court granted a new trial on all issues.  The
- -------
Company has appealed this order and intends to vigorously continue its prosecution of this litigation. It is anticipated that the ruling on this appeal may take until late 1996. See Note 3 to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the quarter ended June 30, 1996, the Company received total revenues of $861,829, compared to $439,772 in revenues for the second quarter of 1995. During the six month period ended June 30, 1996, the Company received total revenues of $1,492,102 as compared to total revenues of $687,218 for the first six months of 1995. The Company incurred a net loss of $1,151,744 or ($.092) per share, with respect to the first six months of 1996 as compared to a net loss of $531,985 or ($.043) per share, for the comparable period of the previous year. For the quarter ended June 30, 1996, the Company incurred a net loss of $607,032 or $(.049) per share, as compared to a net loss of $538,943 or $(.044) per share for the comparable period of 1995.

          Revenues were increased during the first six months of 1996 as compared to the same period for 1995, primarily because of revenues received from admissions and concessions at Planet Kids and Frasier's Frontier. Expenses increased during the first six months of 1996 as compared to 1995 because of increased occupancy expenses related to new Plant Kids locations, increased selling and administrative expenses related to the development of new Camp Frasier locations and Planet Kids leases, and operating expenses in carrying out these operations. In addition, Lion Country Safari incurred legal costs of $152,521 associated with the appeal pending in the litigation with the Irvine Company. Interest income for the six months ended June 30, 1996 was $193,104 as compared to $385,673 for the comparable period in 1995.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

       (27)  Financial Data Schedule

Reports on Form 8-K

       The Company filed no Reports on Form 8-K during or for the period covered by this Quarterly Report on Form 10-QSB.

       No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED LEISURE CORPORATION


Dated: August 12, 1996           By:  /s/ Harry Shuster
                                      ---------------------------------------
                                      Harry Shuster, Chairman of the
                                         Board and Chief Executive
                                         Officer

Dated: August 12, 1996            By: /s/ Sondra G. Koegler
                                      -----------------------------------
                                      Sondra G. Koegler, Acting
                                         Chief Accounting Officer