Form 10QSB
period 1996-09-30
UNITED LEISURE CORP
filed 1996-11-14
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report pursuant to section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 for the quarterly period ended September 30, 1996;
         or

         Transition report pursuant to section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 for the transition period from       to      .
                                                             -----    -----
Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                     13-2652243
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

               8800 IRVINE CENTER DRIVE, IRVINE, CALIFORNIA 92718
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (714) 837-1200
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         YES     X               NO
                               -----                  -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding at September 30, 1996
    COMMON STOCK, PAR VALUE                        12,368,849 SHARES
         $.01 PER SHARE

Transitional Small Business Disclosure Format (check one):

                         YES                     NO     X
                               -----                  -----

                          PART I--FINANCIAL INFORMATION

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30, 1996   DECEMBER  31, 1995
                                                              ------------------   ------------------
                                                                  (UNAUDITED)      (DERIVED FROM
                                                                                   AUDITED FINANCIAL
                                                                                     STATEMENTS)
          ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $  4,006,907        $  9,929,785
  Receivables                                                         545,422             417,368
  Inventory                                                            92,909              80,301
  Prepaid expenses                                                    217,202             178,009
                                                                 ------------        ------------
   TOTAL CURRENT ASSETS                                          $  4,862,440        $ 10,605,463

PROPERTY AND EQUIPMENT,
  less accumulated depreciation and amortization                    6,407,168           4,845,406

OTHER ASSETS
  Cash pledge for CD                                                  875,000
  Due from related parties                                            110,000             110,000
  Investment in limited partnership                                    15,000              15,000
  Investment in HEP II                                              1,750,000
  Investment in marketable securities                                  80,000                  --
  Pre-opening costs                                                    48,774                 405
  Intangible assets, net of
   accumulated amortization                                            42,100              68,440
  Deposits                                                            178,097             237,538
   TOTAL OTHER ASSETS                                               3,098,971             431,383
                                                                 ------------        ------------
   TOTAL ASSETS                                                  $ 14,368,579        $ 15,882,252
                                                                 ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    560,147        $    509,259
  Provision for disputed contingent claim                                               1,128,973
  Due to related party                                                102,074           1,003,265
  Deferred revenues                                                   115,643              31,320
  Deposits and Other                                                  124,275             124,275
                                                                 ------------        ------------
   TOTAL CURRENT LIABILITIES                                          902,139           2,797,092
  LONG TERM DEBT                                                      842,000             842,000
                                                                 ------------        ------------
   TOTAL LIABILITIES                                                1,744,139           3,639,092
                                                                 ------------        ------------

STOCKHOLDERS' EQUITY
  Common Stock                                                        123,688             123,688
  Capital in Excess of par value                                   24,326,458          24,326,458
  Accumulated deficit                                             (11,825,706)        (12,206,986)
                                                                 ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                                      12,624,440          12,243,160
                                                                 ------------        ------------
                                                                 $ 14,368,579        $ 15,882,252
                                                                 ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                            --------------------------------        --------------------------------
                                                1996                1995                1996                1995
                                            ------------        ------------        ------------        ------------
REVENUES
 Rentals                                    $    645,790        $    532,273        $  1,072,106        $  1,062,825
 Children's recreational activities            1,514,643           1,202,109           2,580,429           1,358,775
                                            ------------        ------------        ------------        ------------

  TOTAL REVENUES                               2,160,433           1,734,382           3,652,535           2,421,600
                                            ------------        ------------        ------------        ------------

OPERATING EXPENSES
 Occupancy                                     1,435,004           1,520,177           3,537,402           2,472,812
 Selling, General and Administrative             236,087             176,331             635,777             549,465
 Depreciation and amortization                   113,409              21,940             340,226              12,534
                                            ------------        ------------        ------------        ------------

  TOTAL OPERATING EXPENSES                     1,784,500           1,718,448           4,513,405           3,084,811

OPERATING INCOME (LOSS)                          375,933              15,934            (860,870)           (663,211)
                                            ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
 Interest income                                 106,493             170,578             299,597             556,251
 Interest expense                                (27,742)            (35,526)            (62,843)            (75,094)
 Legal costs-litigation                                              (48,132)           (152,521)           (253,165)
 Write-off-goodwill                                                                                         (115,603)
 Write-off-disputed contingency claim          1,128,973                               1,128,973
 Other                                               820             118,955              92,017             136,751
                                            ------------        ------------        ------------        ------------

  TOTAL OTHER INCOME
    (EXPENSE)                                  1,208,544             205,875           1,305,223             249,140
                                            ------------        ------------        ------------        ------------

NET INCOME (LOSS) BEFORE
 MINORITY INTEREST                             1,584,477             221,809             444,353            (414,071)

MINORITY INTEREST                                   --                  --                  --               115,620
                                            ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES              1,584,477             221,809             444,353            (298,451)

INCOME TAXES                                      51,453              15,626              63,073              27,351
                                            ------------        ------------        ------------        ------------

NET EARNINGS (LOSS)                         $  1,533,024        $    206,183        $    381,280        $   (325,802)
                                            ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    12,368,849          12,212,428          12,368,849          12,212,428
                                            ============        ============        ============        ============

EARNINGS (LOSS) PER
 COMMON SHARE                               $       .124        $      .0168        $       .031        $     (.0266)
                                            ============        ============        ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            1996                1995
                                                      -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net profit (loss)                                     $   381,280        $   (325,802)
 Adjustments to reconcile net loss
   to net cash provided by operating activities:
 Depreciation and amortization
   or property and equipment                               313,886              36,192
 Amortization of intangibles                                26,340              26,342
 Gain from settlement of debt                                                  115,603
 Gain from writeoff of provision
    for disputed contingent claim                       (1,128,973)
 Minority interest in net loss of
   consolidated subsidiary                                                    (115,620)
 Changes in operating assets and liabilities:
    Receivables                                           (128,054)           (202,241)
    Inventory                                              (12,607)           (101,907)
    Prepaid expenses                                       (39,193)           (126,797)
    Pre-opening costs                                      (48,370)            (58,331)
    Deposits                                                59,442              35,159
    Accounts payable and accrued expenses                  (17,312)            (72,361)
    Related party accrued expenses                        (901,192)                 --
    Income taxes payable                                    68,200             (20,000)
    Deferred revenues and others                             4,324              (4,250)
                                                       -----------        ------------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                             (1,422,229)           (814,013)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (1,877,234)         (3,709,837)
  Lease acquisition costs                                    1,585              (6,113)
  Investment in HEP II                                  (1,750,000)
  Cash pledge for CD                                      (875,000)                 --
                                                       -----------        ------------

NET CASH USED BY INVESTING
 ACTIVITIES                                             (4,500,649)         (3,715,950)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances to related parties                              (675,000)                 --
 Exercise of stock warrants                                                      9,000
 Repayment of related party advances                       675,000           (295,360)
                                                       -----------        ------------

NET CASH PROVIDED (USED BY) FINANCING
 ACTIVITIES                                                      0            (286,360)
                                                       -----------        ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (5,922,878)         (4,816,323)

CASH AND CASH EQUIVALENTS,
 Beginning of year                                       9,929,785          15,955,140
                                                       -----------        ------------

CASH AND CASH EQUIVALENTS, End of year                 $ 4,006,907        $ 11,138,817
                                                       ===========        ============

SUPPLEMENTAL DISCLOSURES OF CASH  FLOW INFORMATION:
         Interest paid              $  62,843
         Income taxes paid          $  13,073

           See accompanying Notes to Consolidated Financial Statements

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

         Concentration of Risk - The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Inventory - Inventory consists primarily of merchandise held for sale at the Company's play learning centers. Inventory is stated at the lower of cost (first-in, first-out) or market.

2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Termination of Ground Lease - The Company's major asset, a ground lease (the "Ground Lease"), covering approximately 300 acres of real estate in Irvine, California (the "Irvine Property") will expire in February 1997. The Company, through its subsidiary, Lion Country Safari, Inc., has been engaged in protracted and expensive litigation with its landlord relating to the Ground Lease. The Ground Lease will not be renewed at the expiration of its term. Historically, the Company has derived most of its income from its sublease activities with respect to the Ground Lease. During the last two years the Company has sought to diversify its operations by increasing its children's recreational activities which are unrelated to the Ground Lease, in particular, with respect to the establishment of its childrens' play-learning centers known as "Planet Kids," and the establishment of additional childrens' day camps, known as "Camp Frasier" on locations other than the Irvine Property. However, income from the Ground Lease has continued to remain significant and it is anticipated that the Company's income from operations will significantly decrease upon the expiration of the Ground Lease, although the Company's operating expenses should also decrease significantly upon expiration of the Ground Lease.

         Merger/Acquisition Plans - The Company plans to engage in a merger and acquisition program in order to merge with or acquire companies engaged in similar or complementary businesses. The Company is not engaged in any negotiations to merge with or acquire any such target companies, but the Company is continually in the process of endeavoring to identify potential acquisition or merger candidates. The Company can make no assurances that it will be able to merge with or acquire any companies.

3.       LEGAL PROCEEDINGS

         The Company's primary operating subsidiary, Lion Country Safari, Inc. - California, has been engaged in protracted litigation with the landlord of Irvine Property since 1986. After a six week trial in October and November 1993, the Company was awarded a jury verdict in the total approximate amount of $42,000,000. The jury found that the landlord had breached the covenant of good faith and fair dealing in the ground lease with the subsidiary and awarded the subsidiary approximately $37,000,000 in compensatory damages for such breaches. The jury also found that the landlord acted with "fraud and malice" in interfering with the subsidiary's relationship with the operator of the water park on the premises and awarded an additional $5,000,000 in punitive damages. In the rent dispute between the landlord and the subsidiary, the jury found that the subsidiary owed no rent whatsoever because of the landlord's own unexcused material breaches of the ground lease. The jury also found that one of the key amendments to the ground lease had been entered into by the subsidiary under duress and without consideration.

         In April 1994, after hearing a post verdict motion brought by the landlord for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied the landlord's motion for judgment notwithstanding the verdict, on the basis that the evidence was not sufficient to justify the verdict brought by the jury. The Company has appealed this order and intends to vigorously continue its prosecution of this litigation. The Company anticipates that the appeal will be heard and a decision rendered sometime in mid-1997. There can be no assurance as to the outcome of this litigation. The Company incurred legal costs in connection with this litigation during the years ended December 31, 1995 and 1994 of $365,207 and $340,679, respectively.

4.       RELATED PARTY TRANSACTIONS

         In the fiscal quarter ended June 30, 1996, the Company made an investment in the amount of $1,500,000 in HEP II L.P., a California limited partnership engaged in the motion picture production business. In the fiscal quarter ended September 30, 1996, the Company made an additional investment of $250,000 in HEP II L.P. The general partner of HEP II L.P. is Hit Entertainment, Inc., a California corporation of which Harry Shuster, the Chairman of the Board and Chief Executive Officer of the Company, is a principal shareholder.

         Also in the fiscal quarter ended June 30, 1996, the Company made an advance of $675,000 to Harry Shuster. As of September 30, 1996, an aggregate of $102,074 remained payable by the Company to Harry Shuster from prior advances made by Mr. Shuster to the Company.

         In the fiscal quarter ended September 30, 1996 the Company put up a certificate of deposit in the amount of $875,000 in order to provide collateral for a letter of credit for an affiliate of the Company, United Restaurants, Inc. ("United Restaurants"). United Restaurants was required to provide such letter of credit in connection with a lease entered into by such corporation. United Restaurants has agreed to replace the collateral provided by the Company in full by March 1998. In consideration for providing such collateral, United Restaurants has agreed to pay an amount to the Company equal to 10% per annum on the amount of the pledged cash collateral, as it exists from time to time. As additional consideration, United Restaurants issued 100,000 shares of its restricted common stock to the Company as well as a warrant to the Company to purchase an additional 100,000 shares of the common stock of United Restaurants. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of United Restaurants.

         On October 2, 1996 the Company acquired 333,333 shares of the capital stock of United Restaurants and warrants to purchase an additional 333,333 shares of the capital stock of United Restaurants for an aggregate purchase price of $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This Quarterly Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward- looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

LIQUIDITY AND FINANCIAL CONDITION

                  At September 30. 1996, the Company had cash or cash equivalents in the amount of $4,006,907. Given the stability of revenues from its current operations, the Company expects that its operations will continue to generate sufficient cash flow to continue its operations through the end of the term of the Irvine Company Ground Lease (February 28, 1997). See Note 2 to Notes to Consolidated Financial Statements. The Company intends to continue to expend the funds raised in its public offering in 1994 in order to expand its business in childrens' recreational activities unrelated to the Ground Lease in order to create additional sources of future cash flow. The Company believes the cash still available to it from its 1994 public offering will be sufficient to meet its needs for at least the next twelve months of operations.

THE IRVINE COMPANY LITIGATION

                  Since 1987, the Company's wholly-owned subsidiary, Lion Country Safari, Inc. - California has been engaged in protracted and expensive litigation with its landlord, The Irvine Company , in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company and Marsh & McLennan; The Irvine Company v. The Splash and Lion Country Safari, Inc. - California, Lion Country Safari, Inc. - California v. The Irvine Company. On April 15, 1994, the court granted a new trial on all issues. The Company has appealed this order and intends to vigorously continue its prosecution of this litigation. It is anticipated that the ruling on this appeal may take until mid-1997. See Note 3 to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995 and Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

                  The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the quarter ended September 30, 1996, the Company received total revenues of $2,160,433, compared to total revenues of $1,734,382 for the third quarter of 1995. During the nine month period ended September 30, 1996, the Company received total revenues of $3,652,535 as compared to total revenues of $2,421,600 for the first nine months of 1995. This increase in revenues is due primarily to increases in admissions and concessions resulting from the Company's opening one additional Planet Kids and one additional Camp Frasier during the nine month period ended September 30, 1996. As of September 30, 1996, there are three Planet Kids, three Camp Frasiers and one Frasier's Frontier, an amusement park.

                  The Company had a net profit of $381,280 or $.031 per share, with respect to the first nine months of 1996 as compared to a net loss of $325,802 or ($.0266) per share, for the comparable period of the previous year, for an aggregate increase in profits of $707,082. This increase in profits was due to a one-time write-off of goodwill in the amount of $115,603 which occurred in the nine-month period ended September 30, 1995, a distribution to minority interest of $115,620 which occurred in the nine month period ended September 30, 1995 with no corresponding distribution to minority interest occurring in the nine month period ended September 30, 1996, and a write-off of a disputed contingency claim in the amount of $1,128,973 in the nine-month period ended September 30, 1996.

                  Interest income for the nine-months ended September 30, 1996 was $299,597 as compared to $556,251 for the comparable period in 1995, a decrease of $254,654. This decrease was due to increased capital and other expenditures (including expenditures involving related party transactions) by the Company.

                  Operating Expenses increased from $3,084,811 for the nine-month period ended September 30, 1995 compared to $4,513,405 for the nine-month period ended September 30, 1996, or an aggregate increase in operating expenses of $1,428,594. Depreciation and amortization expense increased to $340,226 for the nine month period ended September 30, 1996 from $12,534 for the nine month period ended September 30, 1995, or an aggregate of $327,692, due primarily to improvements made by the Company to its Frasier's Frontier location, Camp Frasier locations and the building of one new Planet Kids location. Increases in occupancy expenses from $2,472,812 for the nine-month period ended September 30, 1995 compared to $3,537,402 for the comparable period in 1996, an increase of $1,064,590, and increases in selling, general and administrative expenses, from $549,465 for the nine-month period ended September 30, 1996 to $635,777 for the nine-month period ended September 30, 1995, or an increase of $86,312, is due primarily to increased expenses related to the opening of one new Planet Kids and one new Camp Frasier in the nine-month period ended September 30, 1996 and increased expenses associated with carrying out these two new operations.

                  For the quarter ended September 30, 1996, the Company incurred a net profit of $1,533,024 or $.124 per share, as compared to a net profit of $206,183 or $.0168 per share for the comparable period of 1995. This increase in profits is due primarily to the Company's determination to reverse the accrual for a disputed contingent claim with respect to the litigation involving the Ground Lease since Management determined the disputed contingent claim would most likely never have to be paid due to the running of the applicable statute of limitations. See Note 3 to Consolidated Financial Statements.

                  Lion Country Safari incurred legal costs of $152,521 during the nine-month period ended September 30, 1996 as compared to $253,165 during the nine-month period ended September 30, 1995, a decrease of $100,644. The decrease in legal costs is due to the decreased costs associated with the appeal pending in the litigation with the Irvine Company.

PART II--OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

         (27)     Financial Data Schedule


Reports on Form 8-K

         The Company filed no Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-QSB.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNITED LEISURE CORPORATION



Dated: November 11, 1996                    By    /s/Harry Shuster
                                                  ---------------------------
                                                  Harry Shuster, Chairman of the
                                                  Board and Chief Executive
                                                  Officer

Dated: November 11, 1996                    By    /s/Sondra G. Koegler
                                                  ---------------------------
                                                  Sondra G. Koegler, Acting
                                                  Chief Accounting Officer