Form 10KSB
period 1996-12-31
UNITED LEISURE CORP
filed 1997-04-14
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to__________

Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

            DELAWARE                               13-2652243
 ------------------------------            ----------------------------
  (State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)              Identification No.)

    8800 IRVINE CENTER DRIVE
       IRVINE, CALIFORNIA                             92718
 ------------------------------            ----------------------------
           (Address of                             (Zip Code)
  Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:    (714) 837-1200
                                                 ----------------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                                NONE
Securities Registered Pursuant to Section 12(g) of the Act:

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

                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year:  $4,495,500

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 9, 1997: $2,865,186

            Common Stock, par value $.01 per share -- $.375

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                OUTSTANDING AT
        CLASS                                    APRIL 1, 1997
------------------------                  --------------------------
Common Stock, par value                       12,368,849 shares
   $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

      No documents are incorporated by reference into this Annual Report on Form 10-KSB. Transitional Small Business Issuer Format: Yes [ ] No [X]


                            Exhibit Index on Page 56

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         The primary business of United Leisure Corporation (the "Company") for a number of years has been to develop its major asset, a Ground Lease (the "Ground Lease") covering approximately 300 acres of real estate in Irvine, California (the "Irvine Property"), through sub-lease, so as to convert the leased asset into a revenue producing property. In carrying out its historical business under the Ground Lease, the Company acted primarily as a developer and manager of the property, rather than as an operator. In the past several years the Company's ability to operate its business under the Ground Lease has been severely hampered by the actions of, and continuing litigation with, its landlord, The Irvine Company ("Irvine"). The term "the Company", as used herein, includes United Leisure Corporation, its predecessor companies and its subsidiaries, unless the context otherwise requires.

         The Company has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, concerning the Ground Lease since 1986 ("The Irvine Company Litigation"). The initial trial of The Irvine Company Litigation resulted in a jury verdict of approximately $42,000,000 in favor of the Company; however, on post-trial motion by Irvine, the Court ordered a new trial. The Company has appealed this Order. The Company's appeal is currently scheduled to be heard in August, 1997. See "Legal Proceedings."

         Although the initial term of the Ground Lease expired on February 28, 1997, on February 27, 1997 the Company instituted an action for declaratory relief against Irvine, in which the Company alleges that it has the right to extend the term of the Ground Lease for an additional 26 years. On March 5, 1997 Irvine filed an action against the Company for unlawful detainer, alleging that the Ground Lease expired on February 28, 1997 and that Irvine is entitled to immediate possession of the leasehold premises. The outcome of each of these actions is a matter of uncertainty. See "Legal Proceedings."

         In 1994, in view of the short-term then-remaining on the Ground Lease and the uncertainties created by the order of the Court for a new trial in The Irvine Company Litigation, the Board of Directors of the Company determined that the Company prepare itself for the future by the development of its business into new fields of endeavor so as to enable the Company to continue its operations after the completion of The Irvine Company Litigation, regardless of its ultimate outcome. Accordingly, in 1994, the Board of Directors initiated several new programs for the expansion of the Company's business. Utilizing its experience in the children's recreation and education fields, the Company has engaged in the creation, development and operation of children's play-learning centers, day camps and an amusement park. In this regard, during 1996 the Company operated three "Planet Kids," an indoor multimedia interactive play center for children, four "Camp Frasier" children's day camps (including the Company's original Camp Frasier location on the Irvine Property) and one Frasier's Frontier amusement park. All of the Company's educational and recreational activities for children are currently located in Southern California.

         In addition to its children's educational and recreational activities, the Company is also engaged in the development of certain proprietary interactive multimedia products which it has conceived. See "United Leisure Interactive," below. In addition, the Company has entered into an agreement with respect to the future development of a shopping center in Las Vegas, Nevada. See "Recent Developments," below. Finally, the Company intends to continue to actively search for complementary acquisitions and/or mergers. The Company has principally financed the development activities which it has been engaged in since 1994, from proceeds received from an underwritten public offering in 1994, which raised net proceeds of approximately $14,855,187 for the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company was originally organized for the primary purpose of developing and operating a chain of African wildlife preserve and theme amusement parks known as "Lion Country Safari." The Company's last park operation, located in Irvine, California, was closed in November, 1984. United Leisure Corporation is the successor by change of name to Lion Country Safari, Inc., a Delaware corporation which was originally organized in May 1969. United Leisure Corporation has operated and plans to continue to operate primarily as a holding company for its operating subsidiaries.

         The Company's principal executive offices are located at 8800 Irvine Center Drive, Irvine, California 92718. Its telephone number is (714) 837-1200.

RECENT DEVELOPMENTS

         In 1996 the Company's management continued to take such action as it deemed necessary and appropriate in order to prepare for the continuation of the Company's operations after the termination of the Irvine Ground Lease.

         Children's Recreational and Educational Activities. During 1996 the Company opened one additional Planet Kids location in Fountain Valley, California. The Company currently operates three Planet Kids locations. In addition, during the summer of 1996, the Company had its first full operating season of two new Camp Frasier locations, one in El Cajon, California and one in Foothill Ranch, California.

         Investment in Las Vegas Shopping Center. In January 1997 the Company acquired a 50% membership interest in United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC") formed for the purpose of acquiring a shopping center on the Las Vegas Strip in Las Vegas, Nevada, known as The Silver City Casino/Las Vegas Plaza Shopping Center (the "Las Vegas Shopping Center"). The Las Vegas Shopping Center consists of approximately 97,000 square feet of rentable space situated on approximately 8.5 acres of land. If the property is acquired, UHC intends to eventually develop the property into a major theme center which will include a casino, hotel, mall and theme restaurants. The major tenant of the Shopping Center is currently the Silver City Casino, which is managed by Circus Circus. The property is located directly across from the Circus Circus and Stardust Hotels. UHC is run by a management committee of three individuals, one of whom is appointed by the Company.

         The purchase of the Las Vegas Shopping Center is conditioned on the current trust deed lender's approval of the assignment and assumption of the non-recourse trust deed loan which currently encumbers this property. Because the lender has refused to give its approval, the seller of the Shopping Center and UHC have filed an action for declaratory judgment to cause the lender to give its approval. See "Legal Proceedings." The pending escrow for the sale of the Shopping Center provides that if such approval is not obtained by July 31, 1997, and if UHC is unable to arrange for alternate financing, then either UHC or the seller of the property may terminate the escrow.

         The Company acquired a fifty percent membership interest in UHC and has made an initial capital contribution to UHC of $125,000. In addition, the Company has agreed to contribute, as an additional capital contribution, one-half of the costs of the action filed against the lender and, in the event that the Las Vegas Shopping Center is acquired by UHC, the Company has agreed to make an additional capital contribution of $3,375,000, which funds would be used primarily for the future development of the Las Vegas Shopping Center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Investment in HEP II L.P. In April 1996 the Company acquired fifty percent of the limited partnership interests in HEP II L.P., a California limited partnership formed in March 1996, for a capital contribution in the amount of $1,500,000. HEP II L.P. is engaged in the motion picture production business. The HEP II Limited Partnership will terminate when limited partners receive a return of 200% on their investment in the partnership. Limited partners in HEP II are to receive 99% of all distributions made by the partnership until they receive a 110% return of their investment and thereafter they receive 50% of distributions until a 200% return is achieved. The general partner of HEP II is HIT Entertainment, Inc., a California corporation ("HIT"). Harry Shuster, the Chairman of the Board and Chief Executive Officer of the Company is the Chairman of the Board of HIT as well as one of its principal stockholders. Brian Shuster, a director of the Company, is the President of HIT. See "Certain Relationships and Related Transactions."

         Financing Activities. In September 1996 the Company entered into a financing agreement in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by Grand Havana Enterprises, Inc. (formerly, United Restaurants, Inc. ("GHEI")) in connection with a lease that corporation had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. The cash collateral is to be replaced by GHEI in full by March 1998. As additional consideration the Company received

100,000 shares of the stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share. All of these options were exercised by the Company in February 1997. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI. See "Certain Relationships and Related Transactions."

         In February 1997 the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to an aggregate of $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI. The loan, which may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount and is due and payable in full on September 30, 1997. As additional consideration for this loan, the Company received 75,000 shares of the stock of GHEI. In addition, if the loan is not repaid on September 30, 1997, it will become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. See "Certain Relationships and Related Transactions."

         In addition to providing financing to GHEI, the Company acquired an additional 333,333 shares of the common stock of GHEI and warrants to purchase an additional 333,333 shares of common stock of GHEI, exercisable at $1.50 per share, in a private placement conducted by GHEI in October 1996, for an aggregate cash consideration paid by the Company of $250,000. All of these options were exercised by the Company in February 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions."

THE IRVINE PROPERTY

General

         After closing the operation of the Company's African wildlife preserve and theme amusement park in 1984, the Company turned its attention to the development of the Company's most valuable asset, the Ground Lease covering the 300-acre tract located in Irvine, California. The Company developed this property, with emphasis on leisure-time use and attractions, primarily through subleases.

         The Company has subleased certain portions of the Irvine Property as described below. Each of the subleases described below expired by its terms in February 1997; however, the major sublessees continue to conduct activities on the Irvine Property, and if the Company's action against the Irvine Company to extend the term of the Ground Lease is successful, the Company anticipates that it would continue to act as sublessor with respect to the subleases described below. In addition, pursuant to the terms of the Ground Lease, the Company has the right to remove the leasehold improvements made to the Irvine Property at the expiration of the Ground Lease. Two of the Company's sublessees, Irvine Meadows, the operator of the Irvine Meadows Amphitheater, and The Splash, the operator of Wild Rivers Water Park, brought actions against the Company seeking injunctions against the Company from removing the improvements on the subleased premises at the expiration of the term of the Ground Lease. On February 19, 1997 Irvine
Meadows was granted an injunction, but the Company intends to appeal this ruling. On February 6, 1997, The Splash was denied a preliminary injunction, which ruling has been appealed by The Splash. See "Legal Proceedings."

Amphitheater Sublease

         The Company is a party to a Sublease Agreement, entered into in 1980 (the "Amphitheater Sublease"), with Irvine Meadows Amphitheater, a partnership ("Irvine Meadows") pursuant to which the Company subleases approximately 20 acres of the Irvine Property, plus the right to use the 4,000 vehicle parking lot on the park property to Irvine Meadows for a term which is co-extensive with the Ground Lease. Irvine Meadows operates a 15,000 seat amphitheater, where concerts and other entertainment and cultural events are presented. Under the Amphitheater Sublease, Irvine Meadows pays a base annual rental of $150,000, against a percentage rental equal to 10% of all gross receipts from ticket sales. In addition, rental equal to the sum of 2% of all gross receipts from food sales, 5% of all gross receipts from the sale of beverages, and any additional rental obligation that may be incurred by the Company as a result of any activities of the Irvine Meadows or others on the subleased premises other than those set forth above is paid. One-half of all the Company's revenues received from ticket sales is paid directly to Irvine in payment of the Company's rental obligation to Irvine under the Ground Lease and the other half is to be paid directly to the Company.

         During the 1995 season the Amphitheater Sublease generated revenues of $355,119 for the Company's account and during 1996, it generated revenues of $355,389 for the Company's account. Due to the uncertainty surrounding the Irvine Company Litigation, it is uncertain whether the Company will receive any revenue with respect to the Amphitheater Sublease for any period after February 28, 1997. See "Legal Proceedings."

Wild Rivers Water Park

         The Company is a party to a Water Park Sublease between the Company and The Splash, a California limited partnership ("The Splash"), pursuant to which the Company subleased approximately 15 acres of the Irvine Property on which The Splash operates a theme family Water Park (the "Water Park"). The term of the Water Park Sublease is co-extensive with the Company's Ground Lease. The Water Park Sublease also grants The Splash the right to use the parking area, subject to certain rights previously granted Irvine Meadows. The Water Park is known as Wild Rivers, offering a tropical setting with an African theme. There are four main activity areas on the 15-acre parcel which comprises the Water Park, featuring a 50-foot tall mountain which provides 18 different water rides. The Company has a 3.12% limited partnership interest in The Splash. See Note 5 of "Notes to Consolidated Financial Statements."

         Under the terms of the Water Park Sublease, The Splash pays a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual Gross Revenues (as defined). In addition, The Splash agreed to pay additional rent to cover various increased expenses with respect to the subleased property during the term of the

Water Park Sublease, as well as all taxes related to such property. The basis on which rental under this sublease was calculated is part of the rent dispute with Irvine in The Irvine Company Litigation. In 1995, The Splash paid the Company rentals of $584,011 and a limited partner distribution of $45,000 and in 1996 The Splash paid the Company rentals of $686,665 and a limited partner distribution of $45,000. Due to the uncertainty surrounding the Irvine Company Litigation, it is uncertain whether the Company will receive any revenue with respect to the Water Park Sublease after February 28, 1997. See "Legal Proceedings."

         From the original opening of its California animal park, the Company had an exclusive concession arrangement with Africa Arts of California, Inc. ("Africa Arts") related to the sale of souvenirs, gifts and similar merchandise on the Irvine Property. In order to terminate this arrangement by reason of the closing of the animal park operations in 1984, the parties entered into a new arrangement pursuant to which Africa Arts receives 10% of the gross revenues received by The Splash or any other party from the sale of such merchandise at the Water Park, plus 15% of all gross revenues received by the Company from the sale of such merchandise on the remainder of the Irvine Property. In connection with this agreement, the Company granted Africa Arts an option to purchase up to 35,000 shares of the Company's Common Stock at an exercise of $1.00 per share. This option expired on February 28, 1997 without being exercised.

Picnics and Other Subleases

         In 1982, the Company converted a portion of the Irvine Property formerly used as part of the African wildlife preserve into a large park area which provides two exclusive-use picnic areas for use by companies for their company picnics and by other groups and organizations. These areas include a softball field, volleyball courts, basketball courts, large open spaces, picnic tables, a snack bar and other usual park amenities. Since 1990, the Company has had a sublease arrangement with James Productions, Inc. ("James"), pursuant to which James has the right to conduct picnics and other special events in the picnic areas of the Irvine Property. The Agreement provides a minimum rental for 1990 of $150,000, increasing by 5% for each additional year during the term of the sublease, against 15% of gross revenues from special events, payable on a monthly basis each year commencing in March and ending in October. The monthly payments are in differing amounts to correspond to the timing of the corporate picnic season in Southern California. The Company received revenues of $191,442 during 1995 and $214,364 during 1996 under this arrangement. Due to the uncertainty surrounding the Irvine Company Litigation, it is uncertain whether the Company will receive any revenue from James after February 28, 1997. See "Legal Proceedings."

PLANET KIDS

         In June 1994, the Company entered into a joint venture with Master Glazier's Karate International, Inc. ("MGK"), a publicly traded company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids, Inc., which initially was equally owned. As of June 20, 1995, the Company bought out

MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial investment of $500,000, plus accrued interest of approximately $40,500. In addition, for the risk undertaken by MGK, the Board of the Directors granted to MGK an option to acquire up to 150,000 shares of the Common Stock of United Leisure Corporation at an exercise price of $.01 per share. This option was exercised in 1995. The Planet Kid's concept is to operate state-of-the-art children's play-learning centers to be operated out of leased premises and target children ages 1 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other indoor activities. Management believes that the development of children's play-learning centers, a relatively new industry, is a good vehicle to exploit the Company's experience.

         Planet Kids opened its first play-learning center in Laguna Hills, California in July 1995 and its second in Orange, California in December 1995. A third center in Fountain Valley, California was opened in September, 1996. In addition, Planet Kids has granted a license to PT Planet Kidsindo, Jakarta, Indonesia, to construct and operate a Planet Kids center in the Orient in return for a development fee in the amount of $100,000. The Company intends to continue to operate its three existing Planet Kids locations but has no plans to continue to expand its Planet Kids operations to additional locations at the current time.

CAMP FRASIER AND FRASIER'S FRONTIER

         The Company opened its first Camp Frasier day camp on the Irvine Property during the summer of 1982. During its years of operating its first Camp Frasier location on the Irvine Property, the Camp experienced a steadily increasing number of campers as well as increased revenues and operated at a capacity level for the last several years, with 640 campers participating in the Camp Frasier located on the Irvine Property in the summer of 1996. The Camp Frasier program is offered to children between the ages of 3 and 13 and is designed to provide significant flexibility in attendance requirements, with a minimum of ten days per camper during the summer. Campers are provided with planned activity programs which include educational activities, horseback riding, swimming, arts and crafts, fishing, and other standard day camp fare. In recent years, the Company has added a rope challenge course, gocarts and karate to the curriculum. Although due to the termination of the Ground Lease, the Company's Camp Frasier in Irvine may have had its last summer season in 1996, the Company has opened three additional Camp Frasier day camps in Southern California in which it is following programs similar to those developed at its initial Irvine location.

         During 1995 the Company's Camp Frasier operations served an aggregate of approximately 850 campers and realized revenues of $999,047. During 1996 the Company served approximately 844 campers and realized revenues of $1,069,354. The Company generally operates its Camp Frasier locations for nine weeks during the summer to correspond with the area school schedules.

         In April 1995, the Company obtained the right to operate a portion of Featherly Regional Park as a Camp Frasier day camp. The park is located in Yorba Linda in Orange County, California. This transaction occurred late in the 1995 season and the new Camp Frasier in Yorba Linda operated for only the latter portion of the 1995 summer day camp season and had its first full season in 1996. During 1996, the Camp Frasier at Yorba Linda served approximately 114 campers and had revenues of $137,241. See "Description of Property."

         In April 1995 the Company acquired certain real and personal property in El Cajon, near San Diego California, for an aggregate purchase price of $1,650,000. The Company acquired the amusement park that was already located on the property and in addition, opened an additional Camp Frasier location on this property. As payment of the purchase price for this property the Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of approximately $730,000. The amusement park was subsequently renovated by the Company and reopened as "Frasier's Frontier." The Camp Frasier location on this property had its first full season of operations in the summer of 1996. During 1996, its first full summer of operations, the Camp Frasier in El Cajon, California served approximately 43 campers and had revenues of $54,837. See "Description of Property."

         In March 1996 the Company entered into a lease with the County of Orange to operate its fourth Camp Frasier location in Foothill Ranch, Orange County, California. The lease is for a term of 15 years and provides that the Company shall pay as annual rental the greater of the minimum annual rental or the percentage rental. The minimum annual rental is $10,000 for the first year, $20,000 for the second year and $30,000 for years 3 through 5. The percentage rental is equal to 15% of the gross receipts of the Company from the day camp and any swimming programs or lessons conducted by the Company. The Company operated its Foothill Ranch Camp Frasier for the full summer season in 1996. During 1996 this Camp Frasier served approximately 47 campers and had revenues of $52,960. See "Description of Property."

         The Company has determined to continue to operate its existing Camp Frasier day camp locations and its Frasier's Frontier amusement park, but has no plans to continue to expand these operations at the current time.

UNITED LEISURE INTERACTIVE

         Management of the Company, in exploring new avenues for the expansion of the Company's business, has conceived several ideas for proprietary interactive multimedia products. Some of these ideas relate to games and interactive educational products that could be utilized at the children's play-learning centers operated by the Company, by other users, or marketed to specific end users and/or to the general public.

         In pursuing these new products, the Company has utilized a portion of the proceeds received from the public offering completed in 1994, developing new products for the

World Wide Web (WWW) via the Internet. The first such product, being developed by the Company, is called Netcruise and will allow for booking cruises through the Internet. Brian Shuster, a director of the Company, renders certain consulting services to the Company in connection with the development of the Company's interactive multimedia products. See "Certain Relationships and Related Transactions."

BUSINESS SEGMENT INFORMATION

         The Company's operations for 1995 and 1996 consisted of two business segments, both segments conducting operations in Southern California. The first business segment consists of facility rentals, pursuant to which the Company subleases or otherwise allows others to use the Irvine Property. The Ground Lease for the Irvine Property terminated in February 1997, and although the Company has filed an action with respect to extending the term of the Ground Lease, there is great uncertainty as to whether the Ground Lease will be extended beyond February 1997. See "Legal Proceedings." The second business segment consists of children's educational and recreational activities, which during 1996, included the operation of four Camp Frasiers, a day camp operated during the summer months, three Planet Kids, the Company's play-learning center operations, and one Frasier's Frontier, an amusement park. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         Southern California is an area of the country which emphasizes tourism and is a major leisure time center. The leisure time attractions carried out on the Irvine Property pursuant to the Ground Lease are subject to competition from other leisure time, entertainment and recreation attractions, including theme and other amusement parks and spectator sports events, many of which are located near the Irvine Property. The Irvine Meadows Amphitheater competes with the Arrowhead Pond in Anaheim, California as well as with several other concert locations in Southern California. There is also another water park, "Raging Waters", located approximately 30 miles from the Irvine Property. The Water Park also competes directly with beaches and pools in the Southern California area.

         The Company is also subject to significant competition in connection with its Camp Frasier operations, Planet Kids operations and Frasiers' Frontier amusement park. There are a number of day camp operations throughout the Southern California area which will compete with the Company's Camp Frasier locations. The Company believes the most important competitive factors with respect to a day camp operation are location and the reputation of the particular camp operation. The Company believes the reputation of the Camp Frasier which it operated on the Irvine Property since the early 1980's will allow its more recently opened Camp Frasier locations to compete effectively. In the children's educational and play-center business, there are already several large companies participating, including Discovery Zone, an affiliate of Blockbuster Video, as well as many small, local entrants. The Company believes that the most important competitive elements with respect to its Planet Kids locations are location and the imagination applied to the activities provided for the centers' customers. The Company believes that its emphasis on high-tech interactive activities will allow it to compete effectively in this market. The Company's Frasiers' Frontier Amusement Park will compete with other amusements parks, both larger and smaller than Frasiers' Frontier, in the Southern California area as well as with other children's recreational activities.

EMPLOYEES

         At March 1, 1997, the Company had 31 full-time employees and 63 part-time employees. In addition, the Company retained approximately 220 seasonal employees in 1996 who worked at the Company's Camp Frasier locations and at Frasier's Frontier. In addition, Harry Shuster, Chairman of the Board, President and Chief Executive Officer, is employed by the Company as a consultant. See "Executive Compensation -- Consulting and Employment Agreements."

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company is the lessee of a 300-acre tract of real estate located near the intersection of the San Diego and Laguna Freeways south of Los Angeles, California under a Ground Lease with Irvine. The Company initially entered into the Ground Lease in February 1969. Until November 11, 1984, the Company operated an African wildlife preserve and theme amusement park on a portion of the Irvine Property. At that date, these park operations were closed. Since the closure of the Company's African wildlife preserve the Company has acted primarily as a developer and manager of the Irvine Property through its sublease activities.

         Although the initial term of the Ground Lease expired on February 28, 1997, the Company has initiated an action against Irvine in which the Company alleges that it has the right to extend the term of the Ground Lease for an additional 26 years. Irvine has filed an action against the Company for unlawful detainer, alleging that the Ground Lease expired on February 28, 1997. The outcome on these issues is a matter of uncertainty. See "Legal Proceedings."

         The Ground Lease provides for a percentage rental of 5% of gross admissions (with a minimum set at the $292,500) basic rental plus a percentage of the gross receipts to the Company from all new concessions and subleases on the property of 15%, plus 2% to 5% of gross receipts of any food and beverage served on the property, all of which amounts are part of the disputed rental issues in The Irvine Company Litigation. The Company also remains responsible for certain other expenses with respect to the property, including taxes, maintenance and insurance, which are generally assumed on a pro rata basis by the Company's sublessees. See "Description of Business -- The Irvine Property;" "Legal Proceedings."

         In The Irvine Company Litigation, it is Irvine's position that the rent was not paid for a period prior to and through 1990, while the Company's position is that it owes no rent at all because of Irvine's many unexcused material breaches of the Ground Lease. The Company also contends that, if the proper formulas are applied, the Company has overpaid the rent and is due a refund of several hundred thousand dollars. This dispute will be decided as part of The Irvine Company Litigation with other lease and rental issues. In the initial trial on these issues, the jury found for the Company on all rent issues, and, in addition, awarded the Company $42,000,000 in damages. However, the trial judge granted Irvine a new trial. The Company has appealed this ruling and the appeal is currently scheduled for argument in August 1997. If a new trial is ordered there can be no assurance that the Company will be successful on these same rent issues in a second trial. See "Legal Proceedings."

         In connection with its children's recreational activities, the Company has acquired one piece of real property and has entered into a number of leases. In April 1995 the Company acquired certain real property located in El Cajon in San Diego County, California on which the Company currently operates one Camp Frasier as well as its Frasier's Frontier Amusement Park (the "El Cajon Property"). The El Cajon Property was acquired for a purchase price of approximately $1,650,000, payable $800,000 in cash, assumption of an existing note payable secured by the property in the amount of $120,000 (the "Assumed Note") and the execution of a purchase money note secured by the property in the amount of approximately $730,000 (the "Purchase Money Note"). The Assumed Note is payable interest only at the rate of 12% with the full principal amount due April 1, 2000. The Purchase Money Note bears interest at the rate of 9.67% per annum and provides for 59 monthly interest-only payments with all principal due and payable on March 1, 2000.

         In April 1995 the Company entered into a sub-operating agreement for its Camp Frasier in Yorba Linda, California, located in the Featherly Regional Park in Orange County, California. The agreement is for a term of 30 years. The Company pays rental under the agreement of $.50 per day for each camper for the first five years of the agreement, $1.00 per day for each camper for the next five years of the agreement, and the greater of $1.50 per day for each camper or five percent of that Camp Frasier's gross receipts for the balance of the term of the agreement. In addition, the Company pays as additional rent 7% of all camper enrollment fees during the first 2 years of the agreement and 10% of all camper enrollment fees thereafter and 5% of the gross receipts on all food and beverage sales at the camp and 5% on all merchandise at the camp. In addition, the Company agreed to make capital improvements to the Camp Frasier location of not less than $150,000 by the end of the first 24 month term of the lease. See "Description of Business -- Camp Frasier and Frasier's Frontier."

         In March 1996 the Company entered into a lease with the County of Orange with respect to its Camp Frasier location in Foothill Ranch, California in the Irvine Regional Park. The term of the lease is for 15 years. The annual rental paid by the Company under this lease is the greater of the "minimum annual rental," which is $10,000 for the first year of the lease, $20,000 for the second year of the lease and $30,000 for the third through fifth year of the lease, or a percentage rental equal to 15% of the gross receipts from the Camp Frasier at this location and from any Swim Programs/Lessons conducted by the Company at this location. On the fifth anniversary of the Lease, and every five years thereafter, the minimum annual rental is to be adjusted to the greater of 75% of the average annual rent paid by the Company for the preceding three years or to $30,000, adjusted in proportion to changes to the consumer price index.

         All of the Company's Planet Kids locations are leased. The Company entered into the lease for its Planet Kids location in Orange, California in August 1995 (the "Orange Lease"). The Orange Lease is for a term of ten years and the Company has two five year options to extend the lease. The initial base rental under the Orange Lease is $10,400 per month for the first year, $12,240 for the second through fifth year of the lease and $14,076 for the 6th through 10th year of the lease.

         The lease for the Company's Fountain Valley Planet Kids location was entered into in June 1995 and is for a term of ten years and the Company has 3 five years options to extend the lease term (the "Fountain Valley Lease"). The initial base rent under the Fountain Valley Lease is $9,032 per month which base rent increases to $10,835 per month for years six through ten of the lease.

         The Company's lease for its Planet Kids location in Laguna Hills, California was entered into in October 1994 (the "Laguna Hills Lease"). The Laguna Hills Lease is for an initial term of ten years and the Company has 3 five year options to extend this lease. The initial base rental on this lease is $11,590 per month which base rental will be increased to $14,030 during years five through ten of the Laguna Hills Lease.

         The principal executive offices of the Company are located on the Irvine Property. If a result of the unlawful detainer action filed by Irvine is that the Company must vacate its Irvine offices, the Company may have to incur substantial additional expense in relocating to new offices. See "Legal Proceedings." The Company rents additional corporate office space in Los Angeles from certain affiliates of the Company. Monthly rental paid by the Company with respect to its offices in Los Angeles is $2,587 per month. See "Certain Relationships and Related Transactions."

         UHC, a limited liability company in which the Company holds a 50% membership interest, has entered into an agreement to acquire the Las Vegas Shopping Center. If UHC is successful in acquiring the shopping center, the Company has agreed to make an additional capital contribution to UHC of $3,375,000 which funds would be used primarily to develop the Las Vegas Shopping Center. The acquisition of the Las Vegas Shopping Center is dependent upon the lender of the existing trust deed on the shopping center property approving the assumption of the trust deed by UHC. See "Business-- Recent Developments," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

         In the opinion of management, all of the property which the Company owns or leases is adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS.

         At March 31, 1997, except as set forth below, the Company was not involved in any material pending legal proceedings to which the Company is a party or of which any of its property is the subject, which were not covered by insurance.

The Irvine Company Litigation

         In June, 1986, The Splash, the sublessee of the Company on the Company's leased premises which operates a Water Park on the subleased premises, filed a Complaint against Irvine in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company, et. al. The lawsuit initially involved Irvine's imposition of an unreasonably high liability insurance requirement on The Splash in an effort to keep the water park from operating. In its Complaint, The Splash sued Irvine for declaratory relief, interference with contract, intentional misrepresentation, negligent misrepresentation, bad faith repudiation of contract, breach of the implied covenant of good faith and fair dealing and breach of third-party beneficiary contract.

         In January, 1987, Irvine filed a Cross-Complaint against The Splash and also against the Company, which Cross-Complaint was subsequently amended several times. In its Third Amended Cross-Complaint, Irvine sued the Company for breach of contract, intentional misrepresentation, negligent misrepresentation, declaratory relief, indemnity and bad faith denial of contract, and the Company for breach of lease, indemnity, declaratory relief, and bad faith denial of contract. The Company answered Irvine's Cross-Complaint (also amended several times) and filed a Cross-Complaint against Irvine for a range of wrongful conduct against the Company over the past years. In general, the Company alleges that Irvine has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Company's Cross-Complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

         A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993, the Company was awarded a jury verdict in the total approximate amount of $42 million, and Irvine was denied any recovery against the Company. The jury found that Irvine had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Company approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine acted with "fraud and malice" in interfering with the Company's relationship with the Water Park and therefore awarded an additional $5 million to the Company in punitive damages. In the rent dispute between Irvine and the Company, the jury found that the Company owed no rent whatsoever because of Irvine's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground lease had been entered into by the Company under duress and without consideration.

         In April 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. The appeal has been fully briefed and is currently scheduled for argument in August 1997. In The Irvine Company Litigation, the primary claim against the Company is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company intends to continue to defend against these claims vigorously. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation. Should the Court of Appeals uphold the trial judge's new trial order, the Company intends to aggressively litigate its damage claims against Irvine. However, given the inherent uncertainties of litigation, there can be no assurance of the outcome of the appeal or any subsequent trial.

         On March 3, 1995, the Company filed a Complaint in the Superior Court of the State of California against The Irvine Company praying for declaratory relief and damages and for unjust enrichment. The case is styled Lion Country Safari, Inc.-California v. The Irvine Company, (Case No. 743669). The Irvine Ground Lease contains a provision which gives the Company the right to remove all improvements at the termination of the Lease on February 28, 1997, and return the property to its original unimproved condition; however, Irvine has unilaterally granted extensions to the Company's sublessees, Irvine Meadows Amphitheater and Wild Rivers, without any participation or obtaining the consent to such extensions by the Company. The Company had requested from the Court a declaration that it had the right to remove all improvements on the premises at the termination of the Ground Lease in accordance with its terms or, in the alternative, that the Company be compensated for the value of these improvements. The Company also contended that Irvine had been unjustly enriched by its actions.

         On October 31, 1995, the Court dismissed the Company's cause of action for unjust enrichment on the grounds that the cause of action was premature. As for the cause of action for declaratory relief, on March 5, 1996, the Court ruled that the Company had the right to remove all improvements from the leasehold at the termination of the Ground Lease if the Company was not in default at that time. The Court stated that it would issue no further declarations. The trial court also declared Irvine to be the prevailing party in the case even though the Company had won the primary declaration it had sought. Since the lease between the Company and Irvine entitles the prevailing party in any lease litigation to attorney's fees and certain costs, the trial court awarded Irvine $175,000 in attorney's fees and $10,738 in costs. The Company has filed an appeal with the Fourth District Court of Appeal. The Company is appealing only that part of the trial court's judgment awarding to Irvine attorneys' fees and costs. On January 27, 1997, the Company filed its opening brief in connection with the appeal. It is anticipated that Irvine will be filing its opposition brief in the near future. The Company will then have an opportunity to file a reply brief and the matter will ultimately be argued before the court and determined by it. Management intends to vigorously pursue the appeal but there can be no assurance of the outcome.

         On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster in a case styled Irvine Meadows v. Shuster. et al., (OCSC Case No. 771509). The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. The Company intends to appeal from this ruling. Management intends to defend this case vigorously. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

         On or about November 18, 1996, Wild Rivers, one of the Company's sublessees and the operator of Wild Rivers Water Park brought an action against the Company and Harry Shuster titled "The Splash dba Wild Rivers v. Harry Shuster, et. al. (OCSC No. 771810)." The suit sought a preliminary injunction against those parties preventing them from removing the improvements to the leased premises made by The Splash pursuant to a provision in the Ground Lease that gives the Company the right to remove the improvements at the expiration of the Ground Lease. The request for preliminary injunction was denied by the court on February 6, 1997. The denial of Wild Rivers' request for preliminary injunction has been appealed by Wild Rivers. The action by Wild Rivers also seeks damages in an unspecified amount against the Company for, among other things, intentional and negligent interference with contractual relations and intentional and negligent interference with prospective economic advantage, as well as punitive damages. The Company has filed a cross-complaint against Wild Rivers seeking declaratory relief with respect to the Company's rights to remove the improvements on the property. The Company intends to vigorously defend this action. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

         On February 27, 1997, the Company brought an action against Irvine for declaratory relief in a case styled Lion Country Safari, Inc. - California v. The Irvine Co., (OCSC Case No. 775923). In the lawsuit, the Company alleges that, although the initial term of the Ground Lease expires on February 28, 1997, it has the right, and has exercised the right, to extend the tenancy for an additional 26 years. The Company is asking the court for a declaration that it has the right to such a lease extension. It is expected that Irvine will vigorously defend this action. The outcome is a matter of uncertainty.

         On or about March 5, 1997, in a case styled The Irvine Company v. Lion Country Safari, Inc. - California (OCSC Case No. 776187), Irvine sued the Company for unlawful detainer. Essentially, Irvine alleges that its lease with the Company expired on February 28, 1997 and that Irvine is therefore entitled to immediate possession of the leasehold premises. Management of the Company intends to vigorously defend this lawsuit, arguing that it has the right, and has exercised the right, to extend the initial term of the Ground Lease for another 26 years. However, in view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this lawsuit. The trial on this unlawful detainer action is currently scheduled to commence on April 14, 1997.

OTHER LITIGATION

         On February 14, 1997, UHC, a limited liability company in which the Company has a 50% membership interest, and has the right to appoint one of three members of the management committee, brought an action in the District Court in Clark County, Nevada, against American Realty Trust ("ART") titled Silver City Holdings, Inc,; United Hotel and Casino, LLC, et. al. v. American Realty Trust, Inc. et. al. (Case No. A 369908). The action seeks a declaratory judgement against ART with respect to causing ART to consent to the assignment and assumption of the deed of trust encumbering the Las

Vegas Shopping Center to UHC. ART has responded with a cross-complaint for declaratory relief, requesting a declaration that ART is under no obligation to give its consent to the proposed sale and assumption of the deed of trust. UHC intends to prosecute the claim of UHC vigorously. However, there can be no certainly as to the outcome of this matter. The agreement pursuant to which UHC is to purchase the Las Vegas Shopping Center provides that if the consent of ART to the assignment and assumption of the existing deed of trust is not obtained by July 31, 1997, that either the buyer or seller may terminate the agreement. See "Description of Business-- Recent Developments."

BANKRUPTCY OF SUBSIDIARY

         In August 1989 and June, 1990, respectively, Irvine obtained the right to attach the Company's revenues in the total amount of $1,097,786, giving it the legal ability to cut off virtually all sources of revenues available to the Company so that it would be unable to continue its operations during its 1990 summer season. In response to this move by Irvine, the Company's Board of Directors determined that it would be necessary for its subsidiary, Lion Country Safari, Inc. -- California (the "Subsidiary") to seek protection under Chapter 11 of the United States Bankruptcy Code. On July 23, 1990, the Subsidiary filed a Petition for Reorganization under Chapter 11 in the United States Bankruptcy Court (Case No. SA 90-04968JB) in Santa Ana, California, in order to preserve the assets of the Subsidiary for the benefit of the stockholders and creditors of the Company, to enable the Company to continue its operations and to enable the Company to proceed with the effective prosecution of The Irvine Company Litigation. The Subsidiary operated under the aegis of the Bankruptcy Court for almost four years. As a result of the jury verdict obtained by the Company in the initial trial of The Irvine Company Litigation, the parties, by stipulation, agreed that the Subsidiary's petition under Chapter 11 be dismissed on December 9, 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of security holders of United Leisure Corporation, through the solicitation of proxies, or otherwise.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Common Stock, par value $.01 per share, of the Company has been traded on The Nasdaq Stock Market's Small Cap Market ("Nasdaq") under the symbol UTDL since November 10, 1994. Prior to that date, the Company's Common Stock was thinly traded in the over-the-counter market. In its 1994 public offering, the Company sold a total of 4,945,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Each of the Class A Warrants entitles the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $4.00 per share. In addition to the market for the Company's Common Stock the Company's Class A Warrants are also traded on Nasdaq.

         The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 1996 through December 31, 1996, on Nasdaq, as reported to the Company in monthly reports from Nasdaq.

                                             1995                               1996
                                   -------------------------           --------------------
                                     High             Low                High         Low
                                     Bid              Bid                Bid          Bid
                                     ---              ---                ---          ---
         1st Quarter               $  5-7/8         $ 2-5/16           $ 4-1/2      $ 2-1/4
         2nd Quarter                  2-11/16            7/8             2-5/16       1
         3rd Quarter                  3-1/4           2                  1-5/16         7/16
         4th Quarter                  3-7/8           2-1/16               15/16        1/4

On April 9, 1997, the closing bid price of the Common Stock on Nasdaq was $.375 per share.

         The above quotations represent prices between market makers, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         There were approximately 2,458 record holders of the Common Stock, par value $.01 per share, of United Leisure Corporation as of March 15, 1997.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In the past three years the Company has not conducted any sales of its securities that were not registered under the Securities Act of 1933, as amended, except as follows:

         In June 1994 the Company issued 571,430 shares of its Common Stock to Plus One Finance, Ltd. at a purchase price of $.875 per share. Such sale was made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for issuance of securities not involving any public offering.

         In June 1994 the Company issued a total of 3,200,000 shares of Common Stock to Harry Shuster upon the conversion of the Series A Preferred Stock of the Company held by

Mr. Shuster. Such conversion was made pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for issuance of securities not involving any public offering.

         In June 1994 Harry Shuster utilized $649,800 of debt owed by the Company to Mr. Shuster to exercise stock options to purchase 755,550 shares of Common Stock. Such conversion was made pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for issuance of securities not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         To the extent any of the statements contained herein contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including risks and uncertainties associated with the costs of the Irvine Company Litigation, the outcome of the Irvine Company Litigation, the termination of the Ground Lease, the extension of the Ground Lease, and the costs associated with the development of projects to be undertaken by the Company in the future, including the acquisition and development of the Las Vegas Shopping Center by UHC and other projects which may be undertaken by the Company in the future.

OVERVIEW

         The Company's Ground Lease operations, which historically provided the Company with most of its income, terminated on February 28, 1997. Although the Company has instituted an action for declaratory relief against Irvine in which the Company alleges it has the right to extend the term of the Ground Lease, whether the Ground Lease will in fact be extended is a matter of great uncertainty. Irvine has recently instituted an action against the Company for unlawful detainer with respect to the Ground Lease. See "Legal Proceedings." The Company has been planning for the termination of the Ground Lease for the past several years, and its income from its Ground Lease operations has been reduced as a percentage of its total income from operations for the past several years; however, in 1996 income from the Ground Lease still accounted for approximately 32% of the Company's operating revenues. While the Company will continue to expand its operations unrelated to the Ground Lease, if the Ground Lease is not extended, and if the Irvine Company Litigation is decided in a manner unfavorable to the Company (e.g., if the $42 million judgment in favor of the Company is not upheld and a new trial is ordered), the Company anticipates that its income will be greatly reduced in future years until its new business lines are further developed. Further, if a new trial is ordered in connection with the Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. See "Legal Proceedings."

         During 1996, in addition to its operations with respect to the Ground Lease, the Company operated four Camp Frasier day camp locations (with two of these locations having their first full summer season of operations in September
1996), three Planet Kids locations (one of which opened in September 1996) and one Frasier's Frontier, an amusement park. The Company intends to continue to operate each of those locations; however, the Company does not currently anticipate that it will continue to expand its children's educational and recreational activities in the future. In addition, there is uncertainty as to whether the Company's Camp Frasier location on the Irvine Property will continue to operate due to the termination of the Ground Lease. See "Description of Business -- Planet Kids" and "Description of Business -- Camp Frasier and Frasier's Frontier."

         The Company has acquired a 50% membership interest in UHC, which company is a party to an agreement to purchase the Las Vegas Shopping Center. In the event UHC's action against the lender which is the holder of the trust deed with respect to the shopping center is successful, the Company has agreed to make an additional capital contribution of $3,375,000 to UHC primarily to fund the development of the Las Vegas Shopping Center. See "Description of Business -- Recent Developments;" "Legal Proceedings."

         From September 1996 through February 1997 the Company acquired a significant amount of the common stock of GHEI, a public company, for investment. In connection with providing financing to GHEI it acquired an aggregate of 175,000 shares of the common stock of GHEI and warrants to purchase an additional 100,000 shares of GHEI at an exercise price of $.75 per share. All of these warrants were exercised in February 1997 for cash consideration of $75,000. In addition, the Company may acquire an additional 25,000 shares of the common stock of GHEI if GHEI does not repay a loan made by the Company to GHEI by September 30, 1997. Further, the Company acquired an additional 333,333 shares of the common stock of GHEI and warrants to purchase an additional 333,333 shares of common stock of GHEI exercisable at $1.50 per share by purchasing such securities in a private placement conducted by GHEI in October 1996 for an aggregate cash consideration paid by the Company of $250,000. The Company exercised all of these warrants in February 1997 for cash consideration of $500,000. All of the securities of GHEI owned by the Company are "restricted securities." Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of GHEI. See "Description of Business -- Recent Developments;" and "Certain Relationships and Related Transactions."

         Also during 1996 the Company made an investment of $1,500,000 in HEP II, L.P., and is a 50% limited partner of this partnership which is engaged in the motion picture production business. The general partner of HEP II, L.P. is Hit Entertainment, Inc., a motion picture production Company of which Harry Shuster is the Chairman of the Board and a significant shareholder. See "Description of Business -- Recent Developments" and "Certain Relationships and Related Transactions."

SUBLEASE ACTIVITIES

         Set forth below is a summary of the major projects which the Company carried out on the Irvine Property during 1996.

         The Company is a party to an Amphitheater Sublease, pursuant to which the Company subleases approximately 20 acres of its 300-acre Irvine Property to Irvine Meadows Amphitheater. In 1996 and 1995, the Company has received towards its account rentals of $335,389 and $355,119, respectively, from this Sublease Agreement.

         Since 1990, the Company has had a sublease arrangement with James Productions, Inc. ("James"), pursuant to which James has the right to conduct picnics and other special events on the 27-acre picnic areas of the Irvine Property. The Company received rentals under this arrangement of $214,364 in 1996 and $191,442 in 1995.

         The Company is a party to a sublease entered into in 1984 with American Sportsworld, Inc. covering The Splash, a water park on 15 acres of the Irvine Property opened to the public in July 1986. The Water Park is known as Wild Rivers, offering a tropical setting with an African theme. The Company has a 3.12% limited partnership interest in The Splash. Under the terms of the Water Park Sublease, The Splash pays a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual Gross Revenues (as defined). In addition, The Splash has agreed to pay additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. In 1996 and 1995, American Sportsworld, Inc. paid the Company $686,665 and $597,089, respectively, in rentals. In addition, in each of 1996 and 1995, the Company received capital distributions in the amount of $45,000.

         Due to the numerous uncertainties surrounding the Ground Lease arising out of the Irvine Litigation, it is possible that the Company will have no revenues from its sublease activities after February 28, 1997.

BUSINESS SEGMENT INFORMATION

         During 1996 the Company's operations consisted of two business segments, facility rentals, pursuant to which the Company subleased or otherwise allows others to use the Irvine Property, and children's recreational activities, which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier. The Company had total operating revenues from its Irvine Property of $1,444,284 in 1996 and $1,494,012 in 1995, and had total operating revenues from its children's recreational activities of $3,051,216 in 1996 and $1,702,857 in 1995.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995

         The Company had total revenues during the year ended December 31, 1996, in the amount of $4,495,500 as compared to $3,196,869 for 1995, an increase of $1,298,631. The increase resulted primarily from increased revenues from the children's recreational activities segment of the Company's business due to the opening of new facilities. The Company operated four Camp Frasier locations for the full summer season in 1996 compared to only two locations operating for the full summer season in 1995. In addition, revenues from the Company's Planet Kids play learning centers increased as additional Planet Kids locations were opened. The first Planet Kids opened in July 1995, the second in December 1995 and the third in September 1996. Revenues from the Company's sublease activities remained substantially unchanged from 1995 to 1996.

         In view of the expanded operations of Camp Frasier and the new Planet Kids locations, the Company's operating expenses increased significantly, from $4,235,066 in 1995 to $6,055,281 in 1996, an increase of $1,820,215. This increase is due primarily to an increase in occupancy expenses from $3,144,238 in 1995 to $4,486,098 in 1996, an increase in occupancy expense of $1,341,860. Other increased operating expenses included an increase in selling, general and administrative expenses of $182,843 from 1995 to 1996 and increased depreciation and amortization expense of $295,512 from 1995 to 1996.

         The Company's operating loss in 1996 was $1,559,781 compared to an operating loss in 1995 of $1,038,197, or an increased operating loss of $521,584. This increase in operating loss was due primarily to increased expenses associated with the development and operation of the Company's new Camp Frasier and Planet Kids locations.

         Legal expenses incurred by the Company were $331,291 for 1996 as compared to $365,207 for 1995. Interest income on the invested net proceeds of the 1994 public offering produced interest income of $382,028 in 1996, as compared to $699,204 in 1995 due primarily to the fact that the Company expended a substantial portion of the proceeds of its 1994 public offering during 1996. See "Description of Business -- Recent Developments," and "Liquidity and Capital Resources," below.

         In 1996 the Company wrote-off a previous provision for a disputed contingency claim in the amount of $1,128,973 which it had previously established with respect to the Irvine Company Litigation due to management's belief that it was unlikely that any portion of this amount would ever have to be paid. The above results of operations, other expenses and reversal of provision for disputed contingent claim resulted in a net loss for 1996 of $403,275 as compared to a net loss of $644,183 for 1995.

         All of the Company's current operations are conducted in Southern California. Most of the activities carried out on the Irvine Property are seasonal in nature, thus likely to cause most of the Company's revenues to be received during the period April through September. The Company's Camp Frasier operations are also seasonal in nature, conducted during the summer session. Inflation in recent years has not been an important factor in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past two years. Pursuant to the Company's 1994 public offering, the Company sold 4,945,000 Units, each Unit consisting of one share of Common Stock, par value $.01 per share, and one redeemable Class A Common Stock Purchase Warrant ("Class A Warrant") to purchase one share of Common Stock of the Company at an exercise price of $4.00 per share (subject to adjustment in certain events). The Class A Warrants are exercisable during the period November 10, 1996 through November 10, 1999, unless previously redeemed. The Class A Warrants are subject to redemption by the Company in certain events. After payment of the expenses of the offering, the Company received net proceeds of approximately $14,855,187. As of December 31, 1996 and December 31, 1995 the Company had cash and cash equivalents of $3,845,653 and $9,929,785, respectively, a difference of $6,084,132. This decrease in cash balance was due to, among other things, the Company spending $2,221,722 for the purchase of property and equipment primarily in connection with its new Planet Kids and Camp Frasier locations, an investment of $1,500,000 in HEP II, L.P., a pledge in the amount of $875,000 to support a letter of credit required by its affiliate, Grand Havana Enterprises, Inc. ("GHEI") and the acquisition of 333,333 shares of the Common Stock of GHEI, as well as warrants to purchase an additional 333,3333 shares of Common Stock of GHEI for an aggregate purchase price of $250,000. See "Certain Relationships and Related Transactions;" "Recent Developments." The Company believes that its current cash and cash equivalents and income generated from operations will be sufficient to fund the Company's operations for at least the next twelve months.

         The Company's future capital requirements will depend on numerous factors. If the $42 million judgment in the Irvine Company Litigation is not upheld and a new trial is ordered, the Company anticipates that it will continue to expend significant funds on legal expenses. In addition, if the Company's action to extend the term of the Ground Lease is not successful, the Company's relatively stable income from its Ground Lease activities will not continue. Although the Company has in recent years tried to prepare the Company for the termination of the Ground Lease by branching out into other business areas, in 1996 revenues from the Company's Ground lease activities still accounted for approximately 32% of the Company's operating revenues. There are numerous uncertainties associated with the various aspects of the Irvine Company Litigation and the outcome of these matters could have a material impact on the Company's liquidity in ways in which the Company's management is unable to predict. See "Legal Proceedings." In addition, if UHC is successful in acquiring the Las Vegas Shopping Center, the Company has committed to make an additional capital contribution to UHC of $3,375,000. See "Description of Business-- Recent Developments."

         Although the Company believes that its current cash and income from operations as well as distributions received by the Company as a result of its investments will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on acceptable terms.

ITEM 7. FINANCIAL STATEMENTS.

          UNITED LEISURE CORPORATION AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors                                         27

Consolidated Balance Sheets at December 31, 1996 and 1995              28

For the years ended December 31, 1996 and 1995:

   Consolidated Statements of Operations                               29

   Consolidated Statement of Stockholders' Equity                      30

   Consolidated Statements of Cash Flows                               31

Notes to Consolidated Financial Statements                             33

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
United Leisure Corporation

We have audited the accompanying consolidated balance sheets of United Leisure Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                HOLLANDER, GILBERT & CO.


Los Angeles, California
March 20, 1997

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                            1996            1995
                                                        ------------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $  3,845,653    $  9,929,785
   Receivables                                               128,843         417,368
   Inventory                                                  30,308          80,301
   Prepaid expenses                                           90,958         178,009
                                                        ------------    ------------

     TOTAL CURRENT ASSETS                                  4,095,762      10,605,463

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation and amortization (Notes 2 and 6)           6,578,586       4,845,406

OTHER ASSETS
   Due from related parties (Note 11)                        331,117         110,000
   Investment in limited partnerships (Note 5)             1,120,500          15,000
   Investment in Grand Havana Enterprises, Inc.
    (Notes 5 and 17)                                         511,766
   Restricted cash (Note 5)                                  875,000
   Intangible assets, net of accumulated amortization
     (Note 7)                                                 33,320          68,440
   Deposits and other                                        208,835         237,943
                                                        ------------    ------------

                                                        $ 13,754,886    $ 15,882,252
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses (Note 8)       $    623,015    $    509,259
   Provision for disputed contingent claim (Note 9)                        1,128,973
   Due to related party (Note 11)                                          1,003,265
   Deferred revenue                                          143,945          31,320
   Deposits and other                                        124,275         124,275
                                                        ------------    ------------

     TOTAL CURRENT LIABILITIES                               891,235       2,797,092

LONG-TERM DEBT (Note 10)                                     842,000         842,000
                                                        ------------    ------------

     TOTAL LIABILITIES                                     1,733,235       3,639,092
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 13 and 17)

STOCKHOLDERS' EQUITY (Note 15)
   Preferred stock, $100 par value
     Authorized 100,000 shares, none outstanding
   Common stock, $.01 par value
     Authorized 30,000,000 shares, Issued
     and outstanding 12,368,849 shares                       123,688         123,688
   Unrealized gain on investment                             181,766
   Capital in excess of par value                         24,326,458      24,326,458
   Accumulated deficit                                   (12,610,261)    (12,206,986)
                                                        ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                           12,021,651      12,243,160
                                                        ------------    ------------

                                                        $ 13,754,886    $ 15,882,252
                                                        ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                             1996            1995
                                                         ------------    ------------
REVENUES
   Rentals                                               $  1,444,284    $  1,494,012
   Children's recreational activities                       3,051,216       1,702,857
                                                         ------------    ------------

     TOTAL REVENUES                                         4,495,500       3,196,869
                                                         ------------    ------------

OPERATING EXPENSES
   Occupancy (Notes 4 and 9)                                4,486,098       3,144,238
   Selling, general and administrative                      1,045,521         862,678
   Depreciation and amortization                              523,662         228,150
                                                         ------------    ------------

     TOTAL OPERATING EXPENSES                               6,055,281       4,235,066
                                                         ------------    ------------

OPERATING LOSS                                             (1,559,781)     (1,038,197)
                                                         ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                            382,028         699,204
   Interest expense                                           (91,223)        (84,237)
   Legal costs (Notes 2 and 4)                               (331,291)       (365,207)
   Reversal of provision for disputed contingent claim
     (Note 9)                                               1,128,973
   Adjustment for over-provided liabilities                      --           154,759
   Other, net                                                  68,019           8,495
                                                         ------------    ------------

     TOTAL OTHER INCOME (EXPENSE)                           1,156,506         413,014
                                                         ------------    ------------

LOSS BEFORE INCOME TAXES                                     (403,275)       (625,183)

INCOME TAXES (NOTE 12)                                                         19,000
                                                         ------------    ------------

NET LOSS                                                 $   (403,275)   $   (644,183)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       12,368,849      12,224,708
                                                         ============    ============

LOSS PER COMMON SHARE                                    $       (.03)   $       (.05)
                                                         ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                   Common Stock
                                   ---------------------------------------
                                                                Capital in                  Unrealized
                                    Number of                   Excess of     Accumulated     Gain on
                                     Shares      Par Value      Par Value       Deficit      Investment       Total
                                   ----------    ---------    ------------  -------------   ------------  ------------

BALANCE-- DECEMBER 31, 1994        12,203,428    $ 122,034    $24,242,297   $(11,562,803)    $      0     $12,801,528

  Exercise of stock options           156,421        1,564          6,001                                       7,565
  Options granted for services
    (Note 14)                                                      67,500                                      67,500
  Exercise of warrants                  9,000           90         15,660                                      15,750
  Options redeemed                                                 (5,000)                                     (5,000)
  Net loss for the year                                                         (644,183)                    (644,183)
                                  -----------    ---------    -----------   ------------    -----------   -----------

BALANCE-- DECEMBER 31, 1995        12,368,849      123,688     24,326,458    (12,206,986)            0     12,243,160

  Unrealized gain on investment                                                                 181,766       181,766
  Net loss for the year                                                         (403,275)                    (403,275)
                                  -----------    ---------    -----------   ------------    -----------   -----------

BALANCE-- DECEMBER 31, 1996        12,368,849    $ 123,688    $24,326,458   $(12,610,261)   $   181,766   $12,021,651
                                  ===========    =========    ===========   ============    ===========   ===========


          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                   1996           1995
                                                               -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (403,275)   $   (644,183)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
     Depreciation and amortization of property and equipment       488,542         193,029
     Amortization of intangibles                                    35,120          35,043
     Reversal of provision for disputed contingent claim        (1,128,973)
     Options granted for services                                                   67,500
     Adjustment for over-provided liabilities                                     (154,759)
     Accrual of interest from related party                        (25,411)
     Other                                                                             (17)
    Changes in operating assets and liabilities:
     Receivables                                                   288,525        (117,740)
     Inventory                                                      49,993         (80,301)
     Prepaid expenses                                               87,051        (148,586)
     Pre-opening costs                                                 405          66,526
     Deposits                                                       28,703          12,188
     Accounts payable and accrued expenses                         113,756         164,637
     Accrued expenses due to related party                        (948,971)       (243,306)
     Deferred revenue and other                                     32,625           7,510
                                                               -----------    ------------

        NET CASH USED IN OPERATING ACTIVITIES                   (1,381,910)       (842,459)
                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           (2,221,722)     (4,140,189)
   Payment of organization costs                                                      (494)
   Purchase of minority interest                                                  (500,000)
   Payment of lease acquisition costs                                               (5,528)
   Placement of restricted cash                                   (875,000)
   Distributions from limited partnerships                         394,500          45,000
   Investment in limited partnership                            (1,500,000)
   Advances to limited partnership                                (500,000)
   Collection of advances to limited partnership                   500,000
   Investment in Grand Havana Enterprises, Inc.                   (250,000)
                                                               -----------    ------------

        NET CASH USED IN INVESTING ACTIVITIES                   (4,452,222)     (4,601,211)
                                                               -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances to related parties                                    (250,000)       (100,000)
   Exercise of stock options and warrants                                           23,315
   Options redeemed                                                                 (5,000)
   Principal payments under short-term and long-term
     obligations                                                                  (500,000)
                                                               -----------    ------------

        NET CASH USED IN FINANCING ACTIVITIES                     (250,000)       (581,685)
                                                               -----------    ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,084,132)     (6,025,355)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   9,929,785      15,955,140
                                                               -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 3,845,653    $  9,929,785
                                                               ===========    ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                1996           1995
                                                            ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                            $    91,223    $    97,219
   Income taxes paid                                                       $    48,419
   Interest received                                        $   356,617    $   749,953

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired for long-term debt                      $   842,000



          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The primary business of the Company had been to develop its major asset, a ground lease and related improvements and equipment, covered approximately 300 acres of real estate in Irvine, California, through sublease, so as to convert the leased asset into a revenue producing property. In carrying out its business, the Company prefers to act primarily as a developer and manager at the property, rather than as an operator. The Company's ground lease interest expired February 28, 1997. On February 27, 1997, the Company sued the landlord of this property for declaratory relief. In the lawsuit, the Company alleged that although the initial term of its lease expired on February 28, 1997, the Company has the right, and has exercised the right, to extend the tenancy for an additional 26 years. The Company is asking the court for a declaration that it has the right to such a lease extension. On March 5, 1997, the landlord sued the Company for unlawful detainer. The landlord alleged that its lease with the Company expired on February 28, 1997 and that the landlord is therefore entitled to immediate possession of the property. There can be no assurance that the Company will prevail in these lawsuits. (see Note 4) The Company also operates a summer day camp on its leased property and in three locations in Southern California, an amusement park in San Diego County, California and three state-of-the-art children's play-learning centers in Southern California.

      Principles of Consolidation - The consolidated financial statements include the accounts of United Leisure Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement provides guidelines for recognition of impairment losses related to long-term assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

      Stock-Based Compensation - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). This statement encourages, but does not require, a fair value based method of accounting for employee stock options. The Company elected to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. The adoption of this statement had no impact on the Company's consolidated financial statements.

      Cash and cash equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Concentration of Risk - The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

      Inventory - Inventory consists primarily of merchandise held for sale at the Company's play- learning centers. Inventory is stated at the lower of cost (first-in-, first-out) or market.

      Property and Equipment - Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:

            Buildings and improvements                               3-27 years

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




            Machinery, equipment and vehicles                        4-10 years
            Furniture, fixtures and office equipment                 5-10 years
            Computers                                                   6 years
            Signs                                                      10 years

      Investment in Limited Partnerships - Investment in 20 percent to 50 percent owned partnership is carried at equity. Investment in less than 20% owned partnership is carried at cost less distributions.

      Pre-Opening Costs - Pre-opening costs represent direct costs of a non-capital nature incurred prior to commencement of operations at a new play-learning center. Such costs are deferred and expensed upon commencement of operations at the center. If plans to open a new center are abandoned, any deferred costs related to such location are expended during the year.

      Intangible Assets - Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

            Repurchased income stream                        Term of sublease
            Organization costs                                        5 years
            Lease acquisition costs                             Term of lease

      Earnings (Loss) per Common Share - Earnings (loss) per common share is based upon the weighted average number of common shares, including common share equivalents, outstanding during the periods. Common share equivalents, when anti-dilutive, are excluded from weighted average number of shares outstanding for all periods presented.

      Reclassifications - Certain 1995 balances have been reclassified to conform with current years presentation.


  2.  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

      Termination of Ground Lease - The ground lease relating to the Company's major asset expired in February 1997. Additionally, the Company has been engaged in protracted and expensive litigation with its landlord. Accordingly, the Company must continue the development of its business into new fields of endeavor (Note 4).

      Uncertainty of Success of Play-Learning Centers - The Company opened its first children's play-learning center in July 1995. This new business may take some time to develop, and there can be no assurance that the new business will be a success (Note 14).

      Segment Information - During the year ended December 31, 1996, two subleases, Wild Rivers Water Park and Irvine Meadows Amphitheater accounted for 13% and 7%, respectively, of total operating revenue. During the year ended December 31, 1995, Wild Rivers Water Park and Irvine Meadows Amphitheater accounted for 18% and 11%, respectively, of total operating revenue.


  3.  ACQUISITION

      On April 5, 1995, the Company acquired real and personal property relating to an amusement park in San Diego County, California for a total purchase price of $1,650,000. The Company paid $800,000 in cash, assumed an existing note payable secured by the property in the amount of $120,000 and executed a purchase money note in the amount of $730,000 (Note 10). The amusement park was subsequently renovated and re-opened as Frasier's Frontier later in 1995, and an additional Camp Frasier was opened on this property.


  4.  LEGAL PROCEEDINGS

      In June, 1986, The Splash, the sublessee of the Company on the Company's leased premises which operates a Water Park on the subleased premises, filed a Complaint against The Irvine Company ("Irvine") in Orange County Superior Court. The lawsuit initially involved Irvine's imposition of an unreasonably high liability insurance requirement on The Splash in an effort to keep the water park from operating. In its Complaint, The Splash sued Irvine for declaratory relief, interference with contract, intentional misrepresentation, negligent misrepresentation, bad faith repudiation of contract, breach of the implied covenant of good faith and fair dealing and breach of third-party beneficiary contract.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      In January, 1987, Irvine filed a Cross-Complaint against The Splash and also against the Company, which Cross-Complaint was subsequently amended several times. In its Third Amended Cross-Complaint, Irvine sued the Company for breach of contract, intentional misrepresentation, negligent misrepresentation, declaratory relief, indemnity and bad faith denial of contract, and the Company for breach of lease, indemnity, declaratory relief, and bad faith denial of contract. The Company answered Irvine's Cross-Complaint (also amended several times) and filed a Cross-Complaint against Irvine for a range of wrongful conduct against the Company over the past years. In general, the Company alleges that Irvine has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Company's Cross-Complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

      A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993, the Company was awarded a jury verdict in the total approximate amount of $42 million, and Irvine was denied any recovery against the Company. The jury found that Irvine had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Company approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine acted with "fraud and malice" in interfering with the Company's relationship with the Water Park and therefore awarded an additional $5 million to the Company in punitive damages. In the rent dispute between Irvine and the Company, the jury found that the Company owed no rent whatsoever because of Irvine's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground Lease had been entered into by the Company under duress and without consideration.

      In April 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. The appeal has been fully briefed and is currently scheduled for argument in August 1997. In The Irvine Company Litigation, the primary claim against the Company is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company's management believes that it is unlikely that any portion of this amount would ever have to be paid. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation.

      On March 3, 1995, the Company filed a Complaint in the Superior Court of the State of California against The Irvine Company praying for declaratory relief and damages and for unjust enrichment. The Irvine Ground Lease contains a provision which gives the Company the right to remove all improvements at the termination of the Lease on February 28, 1997, and return the property to its original unimproved condition; however, Irvine has unilaterally granted extensions to the Company's sublessees, Irvine Meadows Amphitheater and Wild Rivers, without any participation or obtaining the consent to such extensions by the Company. The Company had requested from the Court a declaration that it had the right to remove all improvements on the premises at the termination of the Ground Lease in accordance with its terms or, in the alternative, that the Company be compensated for the value of these improvements. The Company also contended that Irvine had been unjustly enriched by its actions.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      On October 31, 1996, the Court dismissed the Company's cause of action for unjust enrichment on the grounds that the cause of action was premature. As for the cause of action for declaratory relief, on March 5, 1996, the Court ruled that the Company had the right to remove all improvements from the leasehold at the termination of the Ground Lease if the Company was not in default at that time. The Court stated that it would issue no further declarations. The trial court also declared Irvine to be the prevailing party in the case even though the Company had won the primary declaration it had sought. Since the lease between the Company and Irvine entitles the prevailing party in any lease litigation to attorney's fees and certain costs, the trial court awarded Irvine $175,000 in attorney's fees and $10,738 in costs. The Company has filed an appeal with the Fourth District Court of Appeal. The Company is appealing only that part of the trial court's judgment awarding to Irvine attorneys' fees and costs. On January 27, 1997, the Company filed its opening brief in connection with the appeal. It is anticipated that Irvine will be filing its opposition brief in the near future. The Company will then have an opportunity to file a reply brief and the matter will ultimately be argued before the court and determined by it. Management intends to vigorously pursue the appeal but there can be no assurance of the outcome.

      On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster. The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. The Company intends to appeal from this ruling. Management intends to defend this case vigorously. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

      On or about November 18, 1996, Wild Rivers, one of the Company's sublessees and the operator of Wild Rivers Water Park brought an action against the Company and Harry Shuster. The suit sought a preliminary injunction against those parties preventing them from removing the improvements to the leased premises made by The Splash pursuant to a provision in the Ground Lease that gives the Company the right to remove the improvements at the expiration of the Ground Lease. The request for preliminary injunction was denied by the court on February 6, 1997. The denial of Wild River's request for preliminary injunction has been appealed by Wild Rivers. The action by Wild Rivers also seeks damages in an unspecified amount against the Company for, among other things, intentional and negligent interference with prospective economic advantage, as well as punitive damages. The Company has filed a cross-complaint against Wild Rivers seeking declaratory relief with respect to the Company's rights to remove the improvements on the property. The Company intends to vigorously defend this action. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.


      On February 27, 1997, the Company brought an action against Irvine for declaratory relief. In the lawsuit, the Company alleges that, although the initial term of the Ground Lease expires on February 28, 1997, it has the right, and has exercised the right, to extend the tenancy for an additional 26 years. The Company is asking the court for a declaration that it has the right to such a lease extension. It is expected that Irvine will vigorously defend this action. The outcome is a matter of uncertainty.

      On or about March 5, 1997, Irvine sued the Company for unlawful detainer. Essentially, Irvine alleges that its lease with the Company expired on February 28, 1997 and that Irvine is therefore entitled to immediate possession of the leasehold premises. Management of the Company intends to vigorously defend this lawsuit, arguing that it has the right, and has exercised the right, to extend the initial term of the Ground Lease for another 26 years. However, in view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this lawsuit. The trial on this unlawful detainer action is currently scheduled to commence on April 14, 1997.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  INVESTMENTS

      Investment in limited partnerships consisted of the following at December 31, 1996 and 1995:

      A 3.12% interest in the Splash, a California limited partnership organized for the purpose of developing and operating a water park on a parcel of property subleased from the Company. The Company acquired its interest in The Splash in 1985 through a transaction wherein the Company conveyed to the limited partnership leasehold improvements to a certain portion of the Company's amusement area, comprising approximately one-third of the Company's total amusement area, for $150,000 cash and the partnership interest then valued at $200,000. In 1996 and 1995, the Company received capital distributions of $45,000 and $45,000, respectively.

      On April 23, 1996, the Company made an initial investment as a limited partner of $1,500,000 in HEP II, L.P., a California limited partnership engaged in the motion picture production business. The Company made additional investment of $250,000 in HEP II, L.P. on July 9, 1996 which was repaid on October 1996 to Mr. Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 11). On July 22, 1996, the Company advanced $500,000 to HEP II, L.P. which was repaid by HEP II, L.P. on July 25, 1996. The Company received an initial capital distribution of $379,500 from HEP II, L.P. in October 1996. The general partner of HEP II, L.P. is Hit Entertainment, Inc., a California corporation of which Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Chairman of the Board and a principal stockholder. Brian Shuster, a director of the Company, is the President of Hit Entertainment, Inc.

      The following is the unaudited financial summary of HEP II, L.P. as of December 31, 1996:

          Balance Sheet

            Cash                                                  $    10,839
            Film costs, net of accumulated
               amortization of $1,690,268                           3,918,947
            Due from general partner                                  532,316
                                                                  -----------

            Total assets                                          $ 4,462,102
                                                                  ===========

            Distributions payable:
               General Partner                                    $    13,044
               Limited Partner:
                 United Leisure Corporation                           266,158
                 Other                                                266,158
                                                                  -----------

            Total liabilities                                         545,360
            Partners' capital:

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

               General partner                                      2,208,058
               Limited partner:
                 United Leisure Corporation                           854,342
                 Other                                                854,342
                                                                  -----------

            Total partners' capital                                 3,916,742
                                                                  -----------

            Total liabilities and partners' capital               $ 4,462,102
                                                                  ===========

            United Leisure Corporation's Share in
               Partnership Capital and Distributions              $ 1,120,500
                                                                  ===========

          Income Statement

            Film Revenue                                          $ 1,818,000
            Amortization of film costs                              1,690,268
            Distribution fees                                         363,600
            Marketing expenses                                        150,000
                                                                  -----------

            Operating loss                                           (385,868)
            Other expense                                                 776
                                                                  -----------

            Net loss                                              $  (386,644)
                                                                  ===========

            United Leisure Corporation's Share of
               Partnership Loss                                   $       -0-
                                                                  ===========


      The general partner will receive (i) 1% of the Available Cash Flow until the Percentage Interest Change Date, (ii) 50 % upon and after Percentage Interest Change Date and (iii) 100% upon and after the Final Percentage Interest Change Date. Percentage Interest Change Date means the date the cumulative amount of Available Cash Flow distributed to the limited partners equals 110% of their total capital contributions. Final Percentage Interest Date means the date the cumulative amount of Available Cash Flow distributed to the limited partners equals 200% of their total capital contributions.

      Investment in Grand Havana Enterprises, Inc. (formerly known as United Restaurants, Inc.) - In September 1996, the Company put up a certificate of deposit in the amount of $875,000 as collateral for a letter of credit for Grand Havana Enterprises, Inc. ("Grand Havana"). This certificate of deposit is shown as Restricted Cash in the accompanying Balance Sheet. Grand Havana was required to provide such letter of credit in connection with a lease. Grand Havana has agreed to replace the collateral in full by March 1, 1998. In consideration for providing such collateral, Grand Havana has agreed to pay an amount to the Company equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. As additional consideration, Grand Havana issued to the Company 100,000 shares of its restricted common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $.75 per share. The Company valued the shares in the aggregate amount of $80,000 based on the discounted trading price of the stock at that time. The Chairman of the Board, President and Chief executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of Grand Havana.

      In October 1996, the Company acquired 333,333 shares of common stock and warrants to purchase 333,333 shares of common stock at an exercise price of $1.50 per share of Grand Havana for $250,000.

      At December 31, 1996, the Company recorded an unrealized gain on these securities in the amount of $181,766, which was the difference in the fair market value of the stock at year-end and its original acquisition cost. The fair market value of the stock was determined using the trading price of the stock at December 31, 1996 less a discount of 37% (the discount rate at acquisition date).

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


  6.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 1996 and 1995:

                                                                1996           1995
                                                            ------------   ------------

          Land                                              $ 1,247,003    $ 1,247,003
          Buildings and improvements                          7,324,785      5,635,401
          Machinery, equipment and vehicles                   1,365,396      1,004,348
          Furniture, fixtures and office equipment              389,019        324,034
          Computers                                             408,046        288,104
          Signs and other                                        97,039         60,220
          Construction in progress                                              50,456
                                                            -----------    -----------

                                                             10,831,288      8,609,566

           Less accumulated depreciation and amortization    (4,252,702)    (3,764,160)
                                                            -----------    -----------

                                                            $ 6,578,586    $ 4,845,406
                                                            ===========    ===========


  7.  INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1996 and 1995:

                                                               1996            1995
                                                            -----------    -----------

          Repurchased income stream (Note 9)                $   294,802    $   294,802
          Organization costs                                     17,746         17,746
          Lease acquisition costs                                21,132         21,132
                                                            -----------    -----------

                                                                333,680        333,680

           Less accumulated amortization                       (300,360)      (265,240)
                                                            -----------    -----------

                                                            $    33,320    $    68,440
                                                            ===========    ===========

  8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 1996 and 1995:

                                                                1996           1995
                                                            -----------    -----------

          Trade accounts payable                            $    95,149    $   302,713
          Accrued legal fees (Note 4)                           452,999        120,418
          Accrued interest                                        7,018          7,018
          Income taxes payable (Note 12)                         18,200         19,000
          Other accrued liabilities                              49,649         60,110
                                                            -----------    -----------

                                                            $   623,015    $   509,259
                                                            ===========    ===========

  9.  LEASE AND SUBLEASE ARRANGEMENTS

      Lease Arrangements - At December 31, 1996, minimum annual rentals under noncancellable leases relating to the Company's Planet Kids play-learning centers and summer camps, were as follows:

          Year Ending December 31,
          ------------------------
               1997                                               $   387,152

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



               1998                                                   397,152
               1999                                                   397,152
               2000                                                   417,249
               2001                                                   447,858
               Thereafter                                           1,845,391
                                                                  -----------

               Total                                              $ 3,891,954
                                                                  ===========

      The agreement relating to the Company's Irvine ground lease provides for rent based on a percentage of gross receipts with a $292,500 minimum. Rent paid directly to the Company's lessor by a sublessee pursuant to a sublease for the amphitheater on the Company's leased property is such that it covers the minimum rent called for in the master lease. Consequently, the only rent required to be paid by the Company is computed on a percentage of gross receipts or what the Company actually received basis. This latter rent provision is in dispute (Note 4).The Company is also responsible for all property taxes.

      During the years ended December 31, 1996 and 1995, rent expense was $507,786 and $170,807, respectively (Note 4). Included in rent expense for the year ended December 31, 1996 and 1995 is $38,070 and $32,100, respectively, paid to the Company's President and Chief Executive Officer, Mr. Harry Shuster (Note 11).

      The provision for disputed contingent claim at December 31, 1995 on the accompanying financial statements is the subject of litigation between the Company and its landlord (Note 4). In the initial trial related to such litigation, the jury found that the Company did not owe such rent and, in its order for a new trial, the court did not indicate that it disagreed with that conclusion. During 1996, the Company reversed the provision for disputed contingent claim due to management's belief that it was unlikely that any portion of this amount would ever have to be paid.

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

      Sublease Arrangements - The Company is the sublessor of certain portions of its above described ground lease under sublease arrangements which expired in February 1997.

      Minimum future rentals to be received in 1997 on non-cancelable subleases is $155,595. Minimum future rentals do not include contingent rentals that may be received because of percentage rentals in excess of minimum rental amounts.


 10.  LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1996 and 1995:


                                                                1996           1995
                                                            -----------    -----------

          Note payable secured by first deed of trust, payable interest only at 12%, principal due
          April 1, 2000, secured by real property located in San Diego County, California

                                                            $   120,000    $   120,000

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          Purchase money loan, payable interest only at 9.67%, principal due March 1, 2000, secured by a second deed of trust on real property located in San Diego County, California

                                                                722,000        722,000
                                                            -----------    -----------

                                                            $   842,000    $   842,000
                                                            ===========    ===========


 11.  RELATED PARTY TRANSACTIONS

      Due From Related Parties - Due from related parties at December 31, 1995 consists of a note receivable of $10,000 (the "Note") from a Company director plus a $100,000 advance made by the Company to the Company's President and Chief Executive Officer, Mr. Harry Shuster. The Note, in the amount of $10,000, is dated November 29, 1995 and bears interest at the prime rate. The Note is secured by 10,000 shares of the Company's common stock which the maker may purchase pursuant to stock option agreements with the Company. The Note was due and payable on November 30, 1996 which was extended to November 30, 1997; however, it requires reduction in the amount outstanding should any of the shares referred to above be sold by the maker.

      Due from related parties at December 31, 1996 consists of the above described $10,000 note, $295,706 net amount due from Mr. Shuster and $25,411 accrued interest from Grand Havana (Note 5).

      Due to (from) Related Party - In prior years, the Company's President and Chief Executive Officer, Mr. Harry Shuster, advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1995, advances, excluding accrued interest, of $649,800 were converted into equity by the exercise of options to purchase 755,550 shares of the Company's common stock.

      At December 31, 1996 and 1995, due to (from) Mr. Shuster consists of the following:

                                                                1996           1995
                                                            -----------    -----------
          Advances made by the Company to Mr. Shuster       $(1,259,260)   $       -0-
          Accrued interest                                      789,649        789,649
          Accrued consulting fee (Note 13)                      173,905        213,616
                                                            -----------   ------------

                                                            $  (295,706)   $ 1,003,265
                                                            ===========    ===========

      Leased Facilities - The Company leases certain of its office space from a partnership of which the Company's President and Executive Officer, Mr. Harry Shuster, is a partner on a month-to-month basis. The Company also pays Mr. Shuster for the use of overnight accommodations on the East Coast. The Company is advised that the rental and other terms of the agreed-upon arrangements are no more favorable to Mr. Shuster than could have been obtained in a similar location from an independent, unrelated provider.

      Brian Shuster, a director of the Company, provides consulting services to the Company with respect to the development of the Company's interactive media software through its subsidiary, United Leisure Interactive, Inc. Mr. Shuster receives $5,000 per month consulting fees. The consulting arrangement is an ongoing oral arrangement, which may be terminated by either party upon 30 days notice. During the years ended December 31, 1996 and 1995, the Company paid Mr. Shuster consulting fees of $60,000 and $35,000, respectively.

 12.  INCOME TAXES

      The components of income tax expense for the year ended December 31, 1995 consisted of state income taxes of $19,000.

      At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes expiring as follows:

            Year Expires                                             Amount
            ------------                                             ------
            1997                                                  $   379,960
            1998                                                      135,776
            1999                                                    1,738,569
            2000                                                    1,434,703


                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


            2001                                                      781,145
            2002                                                      140,196
            2008                                                      523,345
            2009                                                      898,771
            2010                                                      233,686
                                                                  -----------

            TOTAL                                                 $ 6,266,151
                                                                  ===========


      The components of deferred taxes were as follows at December 31, 1996 and 1995:

                                                                1996           1995
                                                            -----------    -----------
          Deferred tax assets:
           Net operating loss carryforwards                 $ 2,181,228    $ 2,989,764
           Accrued expenses to a related party                  417,219        434,414
           Other accruals                                        63,240
           State income taxes                                     2,176          6,460
           Partnership interest                                  39,068         29,684
           Valuation allowance                               (2,674,379)    (3,431,770)
                                                            -----------    -----------

            Total deferred tax assets                            28,552         28,552

          Deferred tax liability:
           Depreciation                                          28,552         28,552
                                                            -----------    -----------

            Net deferred taxes                              $       -0-   $        -0-
                                                            ===========    ===========

      Income tax expense amounted to $0 and $19,000 in 1996 and 1995, respectively. The actual tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income taxes) as follows:

                                                                1996           1995
                                                            -----------    -----------
          Expected statutory tax                            $  (137,114)   $  (212,562)
          State income tax, net of federal tax benefit                          12,540
          Loss producing no current tax benefit                 137,114        219,022
                                                            -----------    -----------

          Actual tax                                        $       -0-   $     19,000
                                                            ===========   ============


 13.  COMMITMENTS AND CONTINGENCIES

      Contingent Financing Fees - The Company is obligated to the payment of a contingent financing fee based on any recovery obtained from the litigation described in Note 4 relating to notes payable in the amount of $900,000 and $120,000 repaid in December 1993 and April 1994, respectively. The contingent financing fee is determined as an amount equal to 10% of the gross proceeds received by the Company, either as a settlement of, or as damages from, The Irvine Company Litigation not to exceed the amount of the loans made to the Company by such lenders. Such amount is to be prorated among the lenders based on the amount of their loans and thus the total liability of the Company for this contingent financing fee is the total amount of the loans ($1,020,000) made to the Company pursuant to these transactions. Such contingent financing fee is only payable in the event that the Company receives payments in settlement or, or damages from, The Irvine Company Litigation and is not payable unless the Company is successful.

      Consulting Agreement - As of June 1, 1994, the Company and Mr. Shuster entered into an amended and restated consulting agreement updating an arrangement originally effective as of September 1, 1984. The consulting agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the agreement for annual compensation set at $208,984 per

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



      annum for 1994, to be increased 10% during each successive year of the agreement. Mr. Shuster is also to be provided with either the use of a company car in carrying out his duties for the Company or $300 per month car allowance. The consulting agreement provides for certain disability benefits for a period of up to three years. The consulting agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. The consulting agreement provides for automatic one year renewals for each contract year that ends without termination of the consulting agreement by either party. During 1996 and 1995, the Company incurred consulting fees pursuant to this agreement in the amount of $248,482 and $221,171, respectively.
      (Note 11).


 14.  JOINT VENTURE

      In June, 1994, the Company entered into a joint venture with Master Glazier's Karate International, Inc. ("MGK"), a publicly traded company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids Learning Centers, Inc. ("Planet Kids"), which was equally owned, to create and operate state-of-the-art children's play-learning centers. Each of the parties contributed $500,000 to the joint venture as equity and loaned Planet Kids an additional $500,000. As of June 20, 1995, the Company bought out MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial equity investment of $500,000, plus repaid MGK's loan in the amount of $500,000 with accrued interest of $40,500. In addition, for the risk undertaken by MGK, the Board of Directors granted to MGK an option to acquire up to 150,000 shares of the Common Stock of United Leisure Corporation at an exercise price of $.01 per share. This option was exercised in 1995. The new Planet Kids centers operate out of leased premises and service children ages 3 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other activities.


 15.  STOCKHOLDERS' EQUITY

      Stock Options - The following non-qualified stock options granted by the Company were outstanding at December 31, 1996:

                          Exercise
           Number of        Price
            Shares        Per Share           Date of Grant          Date of Expiration
            ------        ---------           -------------          ------------------
              35,000         $1.00      February 1, 1986          February 28, 1997
              15,000           .68      January 20, 1987          December 31, 2002
             356,950          1.00      July 24, 1987             December 31, 2002
              90,000           .30      April 22, 1988            December 31, 2002
              37,500          1.33      October 7, 1988           December 31, 2002
              75,000          1.25      November 17, 1988         December 31, 2002
              37,500          1.38      December 5, 1988          December 31, 2002
              75,000           .75      February 22, 1989         February 28, 1997
              70,000           .75      December 7, 1990          December 31, 2002
              60,000          1.00      September 23, 1993        December 31, 2002
         -----------
             851,950
         ===========

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      The following table summarizes the activity of common shares under stock options for the years ended December 31, 1996 and 1995:

                                                                1996           1995
                                                            -----------    -----------
          Balance--beginning of year                            851,950        864,950
            Options granted                                                    150,000
            Options exercised                                                 (156,421)
            Option redeemed                                                     (6,579)
                                                            -----------    -----------

          Balance--end of year                                  851,950        851,950
                                                            ===========    ===========

      Warrants - At December 31, 1996, the following warrants were outstanding:

                          Exercise
           Number of        Price
            Shares        Per Share           Date of Grant      Date of Expiration
            ------        ---------           -------------      ------------------
           4,945,000         $4.00      November 10, 1994        November 10, 1999
             430,000          6.60      November 10, 1994        November 10, 1999
         -----------
           5,375,000
         ===========



 16.  SEGMENT INFORMATION

      The Company's two business segments are facility rentals and children's recreational activities. The following is a summary of selected consolidated information for the industry segments for the years ended December 31, 1996 and 1995:

                                                                1996           1995
                                                            -----------    -----------

          Operating revenues:
            Facility rentals                                $ 1,444,284    $ 1,494,012
            Children's recreational activities                3,051,216      1,702,857
                                                            -----------    -----------

               Total                                        $ 4,495,500    $ 3,196,869
                                                            ===========    ===========

          Operating income (loss):
            Facility rentals                                $ 1,169,288    $ 1,111,653
            Children's recreational activities               (1,609,114)    (1,253,232)
            Unallocated corporate overhead:
               Compensation                                    (506,607)      (408,690)
               General legal fees                              (159,906)      (116,503)
               Other                                           (453,442)      (371,425)
                                                            -----------    -----------

          Total operating income (loss)                      (1,559,781)    (1,038,197)

          Other income (expense):
            Interest income                                     382,028        699,204

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


            Interest expense                                    (91,223)       (84,237)
            Legal costs (Notes 3 and 4)                        (331,291)      (365,207)
            Adjustment for over-provided liabilities          1,128,973        154,759
            Other, net                                           68,019          8,495
                                                            -----------    -----------

               Income (loss) before income taxes
                and extraordinary item                      $  (403,275)   $  (625,183)
                                                            ===========    ===========

          Depreciation and amortization:
            Facility rentals                                $    36,968    $    53,847
            Children's recreational activities                  475,521        168,246
            General corporate                                    11,173          6,057
                                                            -----------    -----------

               Total                                        $   523,662    $   228,150
                                                            ===========    ===========

          Capital expenditures:
            Children's recreational activities              $ 2,164,351    $ 4,940,322
            General corporate                                    57,371         41,867
                                                            -----------    -----------

               Total                                        $ 2,221,722    $ 4,982,189
                                                            ===========    ===========

          Identifiable assets:
            Facility rentals                                $    70,478    $   381,042
            Children's recreational activities                6,753,121      5,330,440
            General corporate                                 6,931,287     10,170,770
                                                            -----------    -----------

               Total                                        $13,754,886    $15,882,252
                                                            ===========    ===========


 17.  SUBSEQUENT EVENTS

      Exercise of Warrants - In February 1997, the Company exercised its warrants to purchase 433,333 shares of common stock of Grand Havana Enterprises, Inc. ("Grand Havana") for a total exercise price of $575,000 (see Note 5).

      Financing Agreement - In February 1997, the Company entered into a financing agreement with Grand Havana whereby the Company agrees to provide a loan to Grand Havana, from time to time, during a period of six months, of up to $1,250,000. The loan shall be advanced in such increments as shall be requested by Grand Havana from time to time. Interest on the amount of the loan that have been advanced shall bear interest at the rate of 8% per annum from the date of the advance until paid. The full principal amount advance and all accrued interest shall be payable on September 30, 1997. In consideration for making the loan, Grand Havana shall issue to the Company 75,000 shares of Grand Havana's common stock. If the loan is not paid by the maturity date, then Grand Havana will issue to the Company, as a late fee, an additional 25,000 shares of common stock.

      Las Vegas Plaza Shopping Center - In January 1997, the Company and two unrelated California limited liability companies formed United Hotel & Casino ("United Hotel"), a limited liability company organized under the laws of the State of Delaware. United Hotel's purpose is to acquire a real property commonly known as The Silver City/Las Vegas Plaza Shopping Center in Las Vegas, Nevada. The Company initially contributed $125,000 in Escrow and agreed to contribute an additional $3,375,000 for a 50% interest in United Hotel in the event United Hotel is successful in its action to cause the lender of the existing deed of trust of this real property to consent to the assignment and assumption of this deed of trust to United Hotel.

ITEM 8.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed accountants within the two fiscal years ended December 31, 1996.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Directors and executive officers of the Company:

                                                   ALL POSITIONS               POSITION HELD
      NAME                     AGE               WITH THE COMPANY                  SINCE
      ----                     ---               ----------------              ------------
Harry Shuster                  62        Chairman of the Board, President          1969
                                         and Chief Executive Officer
                                         and a Director of the Company

Alvin Cassel                   83                    Director                      1969

Alvin Alexander                69                    Director                      1975

David M. Kane                  34             Chief Financial Officer              1997

J. Brooke Johnston             57                    Director                      1996

Brian Shuster                  38                    Director                      1996

         Harry Shuster has been engaged in managing the affairs of the Company since 1967, serving in the capacity of Chairman of the Board, President and Chief Executive Officer since April, 1975. Mr. Shuster is also the Chairman of the Board, President and Chief Executive Officer of Grand Havana Enterprises, Inc., a publicly-traded company primarily engaged in the business of the ownership and operation of private membership restaurants and cigar clubs whose offices are located in Los Angeles, California. See "Certain Relationships and Related Transactions." Under his agreement with that company, Mr. Shuster has agreed to devote at least 30 hours per week carrying out his duties in connection with that company's business. Mr. Shuster also devotes a portion of his time pursuing various other personal matters unrelated to the Company's business. Mr. Shuster devotes approximately 30 hours per week working on the Company's business. Mr. Shuster is also the Chairman of the Board of Hit Entertainment, Inc., which is currently a privately-held independent motion picture production company. Mr. Shuster is a "control" person of the Company. Mr. Shuster is also the father of Brian Shuster. See "Legal Proceedings," above, for a discussion of former bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Shuster is an officer and director.

         Alvin Cassel is of counsel to the law firm of Broad and Cassel, Miami, Florida. He has been engaged in a general civil law practice for more than 60 years. Mr. Cassel is also Managing Director of Koorn N.V. See "Security Ownership of Certain Beneficial Owners and Management." See "Legal Proceedings," above, for a discussion of former bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Cassel is an officer and director.

         Mr. Alexander is and has been for more than five years President of Skip Alexander Productions, a game show development company located in Los Angeles, California, and has been a director of the Company since 1975.

         David M. Kane has been the Chief Financial Officer of the Company since March 1997. Mr. Kane has also been the Chief Financial Officer of GHEI and HIT Entertainment, Inc. since March 1997. From July 1995 through March 1997 Mr. Kane was Director of Finance at Virgin Records America, Inc. in Beverly Hills, California. From May 1994 through June 1995 Mr. Kane was the Controller of Hemdale Home Video, Inc., a video and foreign programming distributor in Los Angeles, California. From October 1992 through May 1994 Mr. Kane was a Senior Accountant in the Audit Division of Kenneth Leventhal & Company in Los Angeles, California. From June 1991 to December 1991 Mr. Kane was a financial analyst for the theme park engineering and design division of Walt Disney Imagineering, Inc. in Glendale California. Mr. Kane received his BA degree in 1986 from University of California at Los Angeles and is a certified public accountant.

         Brian Shuster has been the President of Hit Entertainment, Inc., an independent motion picture production company in Los Angeles, California since 1995. Harry Shuster is the Chairman of the Board and a principal stockholder of HIT. From 1993 through 1995 Brian Shuster was President of Beverly Hills Producers Group, an independent motion picture production company. From 1990 through 1993 Mr. Shuster was Vice President of Worldwide Entertainment Group, an independent motion picture production company.

         J. Brooke Johnston, Jr. has been Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama since April 1996. Prior to that Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, Professional Association, in Birmingham, Alabama where he practiced securities law for over 17 years. Mr. Johnston is a member of the Alabama State Bar and the New York and American Bar Associations.

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

         There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person, pursuant to which any of such persons was or is to be selected as a Director or an executive officer, except (a) the Amended and Restated Consulting Agreement between the Company and Harry Shuster, which agreement is described below under "Executive Compensation -- Consulting and Employment Agreements," and (b) the Underwriting Agreement executed and delivered by the Company in connection with the public offering of the Company's securities completed in November 1994, which provides that the underwriter of such offering, Stratton Oakmont, Inc., has the right to appoint one member of the Company's Board of Directors for a three-year period. Stratton Oakmont, Inc. has not exercised its right to elect a Director of the Company to date.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's Securities with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1996 through December 31, 1996, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that each of Brian Shuster and J. Brooke Johnston, were late in filing their initial statements of beneficial ownership on Form 3 due to administrative oversight.

ITEM 10.          EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and the only other executive officer of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation              Long-Term Compensation
                              -----------------------------------     -------------------------
                                                                      Securities     Long-Term
Name and                                                              Underlying     Incentive      All Other
Principal Position            Year       Salary            Bonus        Options       Payouts    Compensation(2)
------------------            ----       ------            -----      -----------   -----------  ---------------
Harry Shuster                 1996       $248,482(3)    $   --             --            --           $3,600
Chairman of the Board,        1995       $196,790(1)(3) $   --             --            --           $3,600
President and Chief           1994       $202,446(1)(3)     --             --            --           $3,600
Executive Officer

Renate Graf                   1996       $ 60,865(4)    $   --             --            --              --
Vice President                1995       $117,049        30,000            --            --              --
Controller                    1994        107,207           --             --            --              --


----------

(1) The consulting fee due Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company under the Amended and Restated Consulting Agreement described below for 1995 and 1994 was not paid in full. $24,521 for 1995 and $52,245 was 1994 of the amount was accrued on the books of the Company for later payment.

(2)      Includes $300 per month car allowance paid Mr. Shuster.

(3) See this Item, "Executive Compensation -- Consulting and Employment Agreements".

(4)      Ms. Graf ceased to be employed by the Company upon her death in June
         1996.

                          -----------------------------

         The Company also pays rental on an apartment used by Mr. Shuster while he is in New York.

         The Company has no employee bonus or benefit plans, profit sharing plans, retirement plans or deferred compensation plans. No fees are paid Directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.

STOCK OPTION GRANTS IN 1996

         No stock option grants were made to the executive officers or directors of the Company in 1996.

STOCK OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

                                                                                      Value of Unexercised
                                            Number of Unexercised Options             In-the-Money Options
                 Acquired                       at December 31, 1996                 at December 31, 1996(1)
                    on         Value        ------------------------------         -------------------------------
Name             Exercise     Realized      Exercisable      Unexercisable         Exercisable       Unexercisable
----             --------     --------      -----------      -------------         -----------       -------------
Harry Shuster       --           --           506,950             --                   $0              $   --


----------

(1) Represents difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1996. Since the market price of the Common Stock at December 31, 1996 was less than the exercise prices of any of Mr. Shuster's outstanding options, the options were not "in-the-money" at December 31, 1996. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.


CONSULTING AND EMPLOYMENT AGREEMENTS

         As of June 1, 1994, the Company and Mr. Shuster entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), updating an arrangement originally effective as of September 1, 1984. The Consulting Agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the Agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the Agreement. Mr. Shuster is also to be provided with either the use of a Company car in carrying out his duties for the Company or $300 per month car allowance. During 1994, Mr. Shuster received a consulting fee of $202,446 under the Consulting Agreement, $52,245 of which was accrued on the books of the Company for later payment. During 1995, Mr. Shuster received a consulting fee of $196,790 under the Consulting Agreement, and an additional $24,521 was accrued on the books of the Company for later payment. During 1996 Mr. Shuster received a consulting fee of $248,482 under the Consulting Agreement all of which was paid to Mr. Shuster. In addition, Mr. Shuster was paid in 1996 an additional $29,711 in consulting compensation which had previously been deferred. The Consulting Agreement provides for certain disability benefits for a period of up to three years. The Consulting Agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. It is estimated that Mr. Shuster devoted approximately 30 hours per week to the affairs of the Company during 1995 and 1996. The Consulting Agreement provides for automatic one year renewals for each contract year that ends without termination of the Consulting Agreement by either party. The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Consulting Agreement by Mr. Shuster.

STOCK OPTIONS

         At March 1, 1997, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 641,950 shares of the Common Stock of the Company held by the Company's officers and Directors. Of these, 506,950 were held by Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, and the balance were held by the other Directors of the Company, at option prices ranging from $.30 to $1.38 per share. See "Security Ownership of Certain Beneficial Owners and Management".

         All non-qualified stock options issued by the Company to its executive officers and Directors are in substantially the same form. All options issued have a term which expires on December 31, 2002, and are immediately exercisable as to all of the shares of Common Stock covered thereby. The option price is the fair market value of the Common Stock of the Company as of the date of grant. Each option terminates at the end of 90 days following termination of association with or employment by the Company for any reason other than death or at the end of one year in the event such termination is caused by death.

         In addition to the non-qualified stock options held by executive officers and Directors of the Company, at March 1, 1997, there were outstanding non-qualified options to purchase an aggregate of 100,000 shares of the Common Stock of the Company held by third parties. All of these non-qualified options are in substantially in the same form as those issued to executive officers and Directors of the Company, except that generally they are not terminable until they expire. These options have exercise prices ranging from $.30 to $1.38 and expire at December 31, 1997.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

GENERAL

         The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the officers and Directors of the Company, individually and as a group, all as at March 15, 1997:

NAME AND ADDRESS                                         SHARES                            PERCENTAGE
OF BENEFICIAL OWNER(a)                             BENEFICIALLY OWNED                       OWNERSHIP
----------------------                             ------------------                      ----------
Harry Shuster                                          4,579,932(b)                         35.6%
  8800 Irvine Center Drive
  Irvine, California 92718

Walton N.B. Imrie                                        654,430(c)                          5.2%(c)
  c/o Kestral S.A.
  Pausilippe Ch.
  Des Trois-Portes 11
  2006 Neuchatel, Switzerland

Alvin Cassel                                             135,100(d)                          1.1%

Alvin Alexander                                            8,021                             *

Brian Shuster                                                300(e)                          *

J. Brooke Johnston, Jr.                                    5,000                             *

All Officers and Directors
  as a Group (4 persons)                               4,728,353(b)(d)(e)                   36.7%

----------

(a) Addresses are shown only for the beneficial owners of at least five percent of the class of security shown.

(b) Includes 110,100 shares owned by Koorn N.V., a Netherlands Antilles corporation, all of whose capital shares are owned by Harry Shuster. Mr. Shuster has sole investment power over the shares owned by Koorn N.V., but shares voting power of these shares. Alvin Cassel, a director of the Company, acts as Managing Director of Koorn N.V. Also includes 125,000 shares owned by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita CF Shuster and Bardene Anne Shuster, 300 Shares owned by Nita CF Shuster and Brian Shuster, and 300 shares owned by Nita CF Shuster and Stanley Shuster, of which shares Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 506,950 shares of common stock which are currently exercisable as well as 3,837,582 shares of stock owned directly by Mr. Shuster.

(c) These shares are owned by Plus One Finance, Ltd., a British Virgin Islands corporation, which is wholly-owned by Walton N.B. Imrie, a resident of Switzerland. Includes warrants to purchase 83,000 shares of common stock which are currently exercisable.

(d) Includes 110,100 shares held by Koorn N.V., as to which Mr. Cassel has shared voting power and options to purchase 25,000 shares of common stock which are currently exercisable.

(e)      Includes 300 shares owned by Nita C.F. Shuster and Brian Shuster.

*        Less than 1%


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In prior years, the Company's President and Chief Executive Officer, Harry Shuster, advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1995, advances, excluding accrued interest, of $649,800 were converted by Mr. Shuster into equity by the exercise of options to purchase 755,550 shares of the Company's common stock. Mr. Shuster has deferred payment of certain of the interest due him under the loan arrangement and certain of the amounts due him under his Consulting Agreement with the Company. On July 29, 1995, the Company made an advance in the amount of $100,000 to Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, for personal expenses. The advance bears interest at 10% per annum. During 1996 the Company made additional advances to Mr. Shuster in the amount of $1,259,260. As of December 31, 1996, due from Mr. Shuster amounted to $295,706. See "Financial Statements-- Note 11 to Notes to Consolidated Financial Statements."

         The Company leases certain of its office space, on a month-to-month basis, at a current rental of $2,587 per month, from a partnership of which Harry Shuster, the Company's President and Chief Executive Officer is a partner. In addition, the Company also pays rent on an apartment used by Mr. Shuster for his overnight accommodations while on the East Coast. The Company is advised that the rental and other terms of the agreed-upon arrangements are no more favorable to Mr. Shuster than could have been obtained in a similar location from an independent, unrelated provider.

         Brian Shuster, a director of the Company, provides consulting services to the Company with respect to the development of the Company's interactive media software through its subsidiary, United Leisure Interactive, Inc. Mr. Shuster receives $5,000 per month for his consulting services rendered. The consulting arrangement is an ongoing oral arrangement, which may be terminated by either party upon 30 days notice. See "Description of Business -- United Leisure Interactive."

         In April 1996 the Company acquired fifty percent of the limited partnership interests in HEP II L.P., a California limited partnership formed in March 1996, for a capital contribution in the amount of $1,500,000. HEP II L.P. is engaged in the motion picture production business. The general partner of HEP II is HIT Entertainment, Inc., a California corporation. Harry Shuster, the Chairman of the Board and Chief Executive Officer of the Company is the Chairman of the Board of HIT as well as one of its principal stockholders. Brian Shuster, a Director of the Company, is the President of HIT.

         In September 1996 the Company entered into a financing agreement in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by Grand Havana Enterprises, Inc. in connection with a lease that corporation had entered into ("GHEI"). In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. The cash collateral is to be replaced by GHEI in full by March 1998. As additional consideration the Company received 100,000 shares of the stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

         In February 1997 the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to lend GHEI up to an aggregate of

$1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI. The loan may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount and is due and payable in full on September 30, 1997. As additional consideration for this loan, the Company received 75,000 shares of the stock of GHEI. In addition, if the loan is not repaid on September 30, 1997, it will become payable on demand and GHEI shall deliver to the Company an additional 25,000 shares of the common stock of GHEI as a late fee.

         In addition to its providing financing to GHEI, the Company participated in a private placement conducted by GHEI, and in October 1996 purchased, for an aggregate cash consideration of $250,000, 333,333 shares of the common stock of GHEI and warrants to purchase an additional 333,333 shares of the common stock of GHEI, which warrants are exercisable for a period of five years at a price of $1.50 per share. In February 1997, United Leisure exercised all of its outstanding warrants to purchase the common stock of GHEI for an aggregate exercise price of $575,000. At April 1, 1996 the Company owned an aggregate of 941,666 shares of common stock of GHEI.

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

         2.        Exhibits.

         The Exhibit Index immediately following the signature page of this Annual Report on Form 10-KSB is incorporated herein.

         (b) Reports on Form 8-K. United Leisure Corporation filed no Current Report on Form 8-K during or with respect to the last quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED LEISURE CORPORATION


                                             By /s/ HARRY SHUSTER
                                               -----------------------------
                                                    Harry Shuster,
                                                Chairman of the Board,
                                                    President and
                                                Chief Executive Officer

                                             Date:  April 10, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                         CAPACITY                          DATE
     ---------                         --------                          ----
 /s/ HARRY SHUSTER              Chairman of the Board,              April 10, 1997
 -----------------       President and Chief Executive Officer
   Harry Shuster                     and Director


 /s/ ALVIN CASSEL                      Director                      April 5, 1997
-------------------
   Alvin Cassel

/s/ ALVIN ALEXANDER                    Director                      April 5, 1997
-------------------
  Alvin Alexander

 /s/ DAVID M. KANE              Chief Financial Officer             April 10, 1997
-------------------          (Principal Financial Officer)
   David M. Kane

 /s/ BRIAN SHUSTER                     Director                     April 10, 1997
-------------------
   Brian Shuster

/s/ J. BROOKE JOHNSTON                 Director                     April 11, 1997
----------------------
  J. Brooke Johnston

                                  EXHIBIT INDEX
                                                                            Page


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

10-1. Ground Lease, dated February 11, 1968, between The Irvine Company and National Leisure, Inc., a Florida corporation (the "Ground Lease"), Amendment No. 1 to the Ground Lease, dated July 13, 1970; Amendment No. 2 to the Ground Lease, dated March 8, 1971; Amendment No. 3 to Ground Lease, dated May 8, 1972; Amendment No. 4 to Ground Lease, dated January 12, 1976; Amendment No. 5 to Ground Lease, dated April 1, 1976; Amendment No. 6 to Ground Lease, dated August 11, 1976; Amendment No. 7 to Ground Lease, dated March 7, 1977; Amendment No. 8 to Ground Lease, dated April 22, 1977; Amendment No. 9 to Ground Lease, dated March 23, 1983; Letter, dated June 4, 1984, from The Irvine Company addressed to Lion Country Safari, Inc.; Amendment to Ground Lease (unnumbered), dated November 15, 1984; Amendment No. 10 to Ground Lease, dated January 20, 1986; Consent to Sublease; Nondisturbance Agreement:
         Amendment to Sublease, dated as of December 26, 1985; Consent to and Agreement Concerning Encumbrance of Sublease, dated January 22, 1986 among The Irvine Company and Lion Country Safari, Inc.- California; Assignment and Purchase Agreement, dated March

         23, 1983, between The Irvine Company and Lion Country Safari, Inc.-California; Partial Assignment of Sublessor's Interest in Sublease, dated March 23, 1983, by Lion Country Safari, Inc. to The Irvine Company, filed as Exhibit 10-1 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074), is hereby incorporated herein by reference.

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

10-3. Amended and Restated Consulting Agreement, dated as of June 1, 1994, between the Company and Harry Shuster, filed as Exhibit 10-3 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074), is hereby incorporated herein by reference.

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

10-10. Stock Option Agreement, dated October 7, 1988, between the Company and Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-12 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074), is hereby incorporated herein by reference.

10-11. Stock Option Agreement, dated November 17, 1988, between the Company and Harry Shuster covering 75,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20,1993, between the Company and Harry Shuster, filed as Exhibit 10-13 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074),is hereby incorporated herein by reference.

10-12. Stock Option Agreement, dated December 5, 1988, between the Company and Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993,between the Company and Harry Shuster, filed as Exhibit 10-14 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074),is hereby incorporated herein by reference.

10-14. Stock Option Agreement, dated July 24, 1987, between the Company and Harry Shuster; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, covering 750,000 shares of Common Stock,par value $.01 per share, of the Company, filed as Exhibit 10-16 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074),is hereby incorporated herein by reference.

10-15. Option Agreement dated as of April 22, 1988, between the Company and Haskell Slaughter Young & Johnston, Professional Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company;Extension of Option Agreement, dated April 20, 1993, between the Company and Haskell Slaughter Young & Johnston, Professional

         Association, filed as Exhibit 10-17 to the Company's Registration Statement on Form SB-2(Registration No. 33-81074), is hereby incorporated herein by reference.

10-16. Option to Sublease, dated as of September 25, 1984, between Lion Country Safari, Inc.-California and American Sportsworld, Inc., including the proposed Lease and Agreement to be entered into upon exercise thereof, filed as Exhibit 10-19 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

10-17. Letter, dated February 22, 1985, from Lion Country Safari, Inc.-California addressed to American Sportsworld, Inc.; Lease, dated as of May 14, 1985,between Lion Country Safari, Inc.-California and American Sportsworld, Inc.;Amendment to Lease, dated December 2, 1985, between Lion Country Safari,Inc. and American Sportsworld, Inc.; Letter Contract, dated June 27, 1985,between the Company and The Splash; Assignment of Sublease, dated as of December 26, 1985, between Lion Country Safari, Inc.-California, American Sportsworld, Inc. and The Splash; Bill of Sale, dated January 10, 1986, between Lion Country Safari, Inc.-California and The Splash; Agreement of Limited Partnership (undated) of The Splash; Letter Agreement, dated October 16, 1986, between Lion Country Safari, Inc.-California and The Splash; Letter Agreement, dated November 21, 1986, between Lion Country Safari, Inc.-California and The Splash; Letter Agreement, dated November 25, 1986, between Lion Country Safari, Inc.-California and The Splash, filed as Exhibit 10-20 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference.

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

10-22. Collateral Assignment of Leases and Rents, dated June 1, 1985, between Lion Country Safari, Inc.-California and Harry Shuster, filed as
         Exhibit 10-25 to the Company's Registration Statement on Form SB-2 (Registration No.33-81074),is hereby incorporated herein by reference.

10-23. Commercial Lease (General Form), dated July 21, 1986, between Lion Country Safari, Inc.-California and Orange County Transit District;Amendment No. 3 to Lease Agreement, dated April 17, 1989, between Lion Country Safari, Inc.-California and Orange County Transit District filed as Exhibit 10-26 to the Company's Registration Statement on Form SB-2(Registration No. 33-81074), is hereby incorporated herein by reference.

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

10-30. Agreement for Purchase and Sale and Joint Escrow Instructions, dated April 5, 1995, between PLC Properties, Inc. and United Leisure Corporation, filed as Exhibit 10-30 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-31. Sub-Operating Agreement, dated April 11, 1995, between Canyon R.V. Park and Camp Frasier, Inc., together with related Operating Agreements, filed as Exhibit 10-31 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-32. Standard Retail/Office Complex Lease, dated October 12, 1994, between PSA Properties and Planet Kids, Inc., filed as Exhibit 10-32 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-33. Commercial Lease, between Eastrich Multiple Investor Fund L.P., Midland Loan Services, L.P et al., and Planet Kids, Inc., effective August 9, 1995 and Rider thereto filed as Exhibit 10-33 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-34. Lease, dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and Addendum thereto, filed as Exhibit 10-34 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-35. Territory Rights Agreement, between Planet Kids, Inc. and PT Planet Kidsindo, filed as Exhibit 10-35 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference.

10-36. Financing Agreement dated as of February 12, 1997 between the Company and Grand Havana Restaurants, Inc.

10-37. Financing Agreement dated as of September 10, 1996 between the Company and Grand Havana Enterprises, Inc.

10-38.   Operating Agreement for United Hotel & Casino, LLC.

10-39.   Lease dated March 7, 1996 between County of Orange and Camp Frasier,
         Inc.

21.      Subsidiaries of the Company.

27.      Financial Data Schedule.