Form 10QSB
period 1997-03-31
UNITED LEISURE CORP
filed 1997-05-14
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   X     Quarterly report pursuant to section 13 or 15(d) of the Securities
-------  Exchange Act of 1934 for the quarterly period ended March 31, 1997; or

         Transition report pursuant to section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from __________ to
         __________.

Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                             13-2652243
                   --------                             ----------
        (State or Other Jurisdiction                 (I.R.S. Employer
      of Incorporation or Organization)             Identification No.)

                18081 Magnolia, Fountain Valley, California 92708
               (Address of Principal Executive Offices) (Zip Code)
               ---------------------------------------------------

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

                        YES   X      NO
                            -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at May 10, 1997
               -----                         ---------------------------
      Common Stock, par value                     12,368,849 shares
          $.01 per share

Transitional Small Business Disclosure Format (check one):

                        YES          NO   X
                            -----       -----

                                     PART I
                              FINANCIAL INFORMATION


                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  MARCH 31, 1997     DECEMBER 31, 1996
                                                                                  --------------     -----------------
                                                      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $  1,962,089         $ 3,845,653
   Trading securities                                                                    25,000
   Receivables                                                                           57,373             128,843
   Inventory                                                                             26,012              30,308
   Prepaid expenses                                                                     115,309              90,958
                                                                                   ------------         -----------
      TOTAL CURRENT ASSETS                                                         $  2,185,783         $ 4,095,762

PROPERTY AND EQUIPMENT,
   less accumulated depreciation and amortization                                     6,443,839           6,578,586

OTHER ASSETS
   Due from related parties                                                           1,229,022             331,117
   Investment in Grand Havana Enterprises, Inc.                                       1,225,516             511,766
   Investment in HEP II                                                               1,120,500           1,120,500
   Restricted cash                                                                      884,434             875,000
   Intangible assets, net of
      accumulated amortization                                                           24,540              33,320
   Deposits                                                                             207,745             208,835
                                                                                   ------------         -----------
      TOTAL OTHER ASSETS                                                              4,691,757           3,080,538
                                                                                   ------------         -----------
                                                                                   $ 13,321,379         $13,754,886
                                                                                   ============         ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $    707,317         $   623,015
   Deferred revenues                                                                    243,062             143,945
   Deposits and other                                                                   107,179             124,275
                                                                                   ------------         -----------
      TOTAL CURRENT LIABILITIES                                                       1,057,558             891,235
LONG TERM DEBT                                                                          842,000             842,000
                                                                                   ------------         -----------
      TOTAL LIABILITIES                                                               1,899,558           1,733,235
                                                                                   ------------         -----------

STOCKHOLDERS' EQUITY
   Common stock                                                                         123,688             123,688
   Unrealized gain on investment                                                        181,766             181,766
   Capital in excess of par value                                                    24,326,458          24,326,458
   Accumulated deficit                                                              (13,210,091)        (12,610,261)
                                                                                   ------------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                                     11,421,821          12,021,651
                                                                                   ------------         -----------
                                                                                   $ 13,321,379         $13,754,886
                                                                                   ============         ===========


          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months         Three Months
                                                  Ended                Ended
                                             March 31, 1997       March 31, 1996
                                             --------------       --------------
REVENUES
   Rentals                                    $     79,383         $    167,850
   Children's recreational activities              544,903              462,423
                                              ------------         ------------

      TOTAL REVENUES                               624,286              630,273
                                              ------------         ------------

OPERATING EXPENSES
   Occupancy                                       857,982              872,426
   Selling, General and Administrative             272,727              179,945
   Depreciation and amortization                   190,471              113,409
                                              ------------         ------------
      TOTAL OPERATING EXPENSES                   1,321,180            1,165,780

OPERATING LOSS                                    (696,894)            (535,507)
                                              ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                  96,696               90,867
   Interest expense                                (21,060)             (21,065)
   Legal costs                                     (20,133)             (88,377)
   Other                                            41,561                9,370
                                              ------------         ------------

   TOTAL OTHER INCOME
      (EXPENSE)                                     97,064               (9,205)
                                              ------------         ------------

NET LOSS                                      $   (599,830)        $   (544,712)
                                              ============         ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                 12,368,849           12,368,849
                                              ============         ============

LOSS PER COMMON SHARE                                $(.05)               $(.04)
                                                     =====                =====









          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Three Months        Three Months
                                                                   Ended               Ended
                                                              March 31, 1997      March 31, 1996
                                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (599,830)        $  (544,712)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
   Depreciation and amortization
      of property and equipment                                    181,691             113,409
   Amortization of intangibles                                       8,780
   Changes in operating assets and liabilities:
      Trading securities                                           (25,000)
      Receivables                                                   71,470             131,252
      Inventory                                                      4,296               2,359
      Prepaid expenses                                             (24,351)            (44,304)
      Pre-opening costs                                                                (22,967)
      Deposits                                                       1,090             (17,910)
      Accounts payable and accrued expenses                         84,302            (155,973)
      Due from related party                                      (122,905)
      Earned interest on restricted cash                            (9,434)
      Deferred revenues and others                                 (39,633)              5,702
                                                               -----------         -----------
NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                                        (469,524)           (533,144)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (46,944)            (90,169)
   Loans receivable from Grand Havana Enterprises, Inc.           (775,000)
   Investment in Grand Havana Enterprises, Inc.                   (575,000)
   Deposits & others                                               (17,096)              7,820
                                                               -----------         -----------
NET CASH (USED) BY INVESTING ACTIVITIES                         (1,414,040)            (82,349)

CASH FLOWS FROM FINANCING ACTIVITIES
   Advance to related parties                                                         (675,000)
   Repayment of related party advances                                                 (83,277)
                                                               -----------         -----------
NET CASH PROVIDED (USED BY)
   FINANCING ACTIVITIES                                                               (758,277)
                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (1,883,564)         (1,373,770)
CASH AND CASH EQUIVALENTS,
   Beginning of year                                             3,845,653           9,929,785
                                                               -----------         -----------
CASH AND CASH EQUIVALENTS,  End of year                        $ 1,962,089         $ 8,556,015
                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Interest paid                                               $    62,843         $    21,065
   Income taxes paid                                                               $    11,620
   Interest received                                           $    96,696         $    90,868


           See accompanying Notes to Consolidated Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of United Leisure Corporation and its consolidated subsidiaries (collectively, the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Concentration of Risk. The Company invests its excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Inventory. Inventory consists primarily of merchandise held for sale at the Company's play learning centers. Inventory is stated at the lower of cost (first-in, first-out) or market.

2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Termination of Ground Lease. The Company's major asset, a ground lease (the "Ground Lease"), covering approximately 300 acres of real estate in Irvine, California (the "Irvine Property") terminated in February 1997. The Company, through its subsidiary, Lion County Safari, Inc., has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, relating to the Ground Lease, since 1987 (the "Irvine Company Litigation"). Due to the inherent uncertainties of litigation, there can be no assurance as to the outcome of the Irvine Company Litigation. See Note 3, below. Historically, the Company has derived most of its income from its sublease activities with respect to the Ground Lease. During the last several years the Company has sought to diversify its operations by increasing its children's recreational activities which are unrelated to the Ground Lease, in particular, with respect to the establishment of its children's play-learning centers known as "Planet Kids," and the establishment of additional children's day camps, known as "Camp Frasier" on locations other than the Irvine Property. There can be no assurance that this new business area for the Company will be successful.

3.       LEGAL PROCEEDINGS

         The Irvine Company Litigation arose out of various disputes between the Company and its landlord, The Irvine Company, under the Ground Lease. A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993, the Company was awarded a jury verdict in the total approximate amount of $42 million, and Irvine was denied any recovery against the Company.

         In April 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. The appeal has been fully briefed and is currently scheduled for oral argument in November 1997. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation.

         On or about March 5, 1997, Irvine sued the Company for unlawful detainer. Essentially, Irvine alleged that its Ground Lease with the Company expired on February 28, 1997 and that Irvine was therefore entitled to immediate possession of the leasehold premises. The Company contends that it has the right, and has exercised the right, to extend the initial term of the Ground Lease for another 26 years. The Irvine Company brought a Motion for Summary Judgment on April 5, 1997 which was denied on April 11, 1997. On April 16, 1997, the Irvine Company brought various motions in limine which were decided by the Court on April 17, 1997 without allowing the Company sufficient time to file opposing papers. The Court granted all of The Irvine Company's motions and ruled that the Company could not offer any evidence to defend itself against the unlawful detainer claim. The Irvine Company made an oral motion for a judgment on the pleadings on April 18, 1997 which was granted by the Court. Judgment was entered granting the Irvine Company possession of the Irvine Property on April 25, 1997. The Company filed a Notice of Appeal of this Judgement on May 1, 1997, which appeal is pending. A writ of execution on the Judgment was issued. The Company petitioned for a stay of execution to the trial court and thereafter to the Court of Appeals pending the Company's appeal of the judgment. Both courts denied the Company's petition. The Company was evicted from the Irvine Property on May 6, 1997. On May 5, 1997 The Irvine Company filed a motion to recover attorneys' fees and costs in the amount of $397,778. The hearing on the motion for attorneys' fees and costs is scheduled for May 16, 1997. The Company intends to vigorously oppose the motion for attorneys' fees and costs. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of these matters.

         For a further description of the above-described litigation and other litigation in which the Company is involved, see the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and Part II, Item 1, "Legal Proceedings," of this Quarterly Report on Form 10-QSB.

4.       RELATED PARTY TRANSACTIONS

         In February 1997, the Company exercised its warrants to purchase 433,333 shares of common stock of Grand Havana Enterprises, Inc. ("Grand Havana") for a total exercise price of $575,000. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of Grand Havana. The Chief Financial Officer of the Company is also the Chief Financial Officer of Grand Havana.

         In February 1997, the Company entered into a financing agreement with Grand Havana whereby the Company agreed to provide advances to Grand Havana, from time to time, during a period of six months, of up to $1,250,000. Interest on the amount advanced bears interest at the rate of 8% per annum. The full principal amount and accrued interest on any amounts advanced is payable on September 30, 1997. In consideration for making the loan, the Company received 75,000 shares of common stock of Grand Havana which were valued at $138,750. If the loan is not paid by the maturity date, then Grand Havana will issue to the Company, as a late fee, an additional 25,000 shares of common stock. As of March 31, 1997, the Company has advanced to Grand Havana an aggregate of $775,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To the extent any of the statements contained herein contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including risks and uncertainties associated with the costs of the litigation in which the Company is involved, the outcome of this litigation and the costs associated with the development of projects to be undertaken by the Company in the future, including the acquisition and development of the Las Vegas Shopping Center by United Hotel & Casino, L.L.C., as discussed below.

OVERVIEW

         The Company's Ground Lease for the Irvine Property, which historically provided the Company with most of its income, terminated on February 28, 1997. Although the Company instituted an action for declaratory relief against The Irvine Company in February 1997 in which the Company alleged it had the right to extend the term of the Ground Lease, the Irvine Company in March 1997 filed an action for unlawful detainer. The trial court granted the Irvine Company possession of the Irvine Property on April 25, 1997, and the Company was subsequently evicted from the Irvine Property. The Company filed a notice of appeal of this judgment on May 1, 1997 which appeal is pending. Accordingly, at this time the Company has no income from the Irvine Property and management does not anticipate that the Company will have any income from the Irvine Property in the future. See Part II, Item 1, "Legal Proceedings."

         The Company has been planning for the termination of the Ground Lease for the past several years, and its income from its Ground Lease operations has been reduced as a percentage of its total income from operations for the past several years. The Company had revenues from its Ground Lease sublease activities of $79,383 for the three months ended March 31, 1997 and does not anticipate that it will have future revenues from its Ground Lease operations.

         Since 1987 the Company has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company et. al. The Irvine Company Litigation is still pending. In this litigation, involving disputes between the parties under the Ground Lease, the Company was awarded a jury verdict in the total approximate amount of $42 million in November 1993, and the Irvine Company was denied any recovery against the Company on its claims. In April 1994, the Court granted a new trial on post-verdict motions brought by the Irvine Company. The Company has appealed this order. The appeal has been fully briefed and is currently scheduled for oral argument in November 1997. If a new trial is ordered in connection with the Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. In view of the inherent uncertainties of litigation, the ultimate outcome of the Irvine Company Litigation cannot be predicted. See Part II, Item 1, "Legal Proceedings."

         The Company currently operates three Camp Frasier day camp locations, three Planet Kids play/learning centers and one Frasier's Frontier, an amusement park. The Company intends to continue to operate each of these locations; however, the Company does not currently anticipate that it will continue to expand its children's educational and recreational activities in the future. The Company's fourth Camp Frasier day camp location was located on the Irvine Property and accordingly had its last summer of operations in 1996.

         In January 1997 the Company acquired a 50% membership interest in United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"), which was formed for the purpose of acquiring a shopping center on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Shopping Center"). The purchase of the Las Vegas Shopping Center is conditioned on the current trust deed lender's approval of the assignment and assumption of the existing trust deed on the property. UHC has filed an action for declaratory relief to seek to cause the lender to agree to the assignment of the trust deed. In the event UHC's action against the lender which is the holder of the trust deed with respect to the shopping center is successful, the Company has agreed to make an additional capital contribution of $3,375,000 to UHC primarily to fund the development of the Las Vegas Shopping Center. In view of the inherent uncertainties of litigation, the outcome of this action cannot be predicted. See "Liquidity and Capital Resources, below."

         During the fiscal quarter ended March 31, 1997 the Company's operations consisted of two business segments, facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property, which activities ceased at the termination of the Ground Lease on February 28, 1997, and children's recreational activities, which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier. The Company had total operating revenues from its Ground Lease operations of $79,383 for the three month period ended March 31, 1997 as compared to $167,850 for the three month period ended March 31, 1996, a decrease of $88,467, due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The Company had total operating revenues from its children's recreational activities of $544,903 for the three month period ended March 31, 1997 compared to $462,423 for the comparable period in 1996.

         All of the Company's current operations are conducted in Southern California. The Company's Camp Frasier operations are also seasonal in nature, conducted during the summer season. Inflation in recent years has not been an important factor in the Company's operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the Company's first fiscal quarter ended March 31,1997, the Company received total revenues of $624,286, compared to revenues of $630,273 for the first quarter of 1996. This near stable amount of revenues is the result of a decrease of $88,467 in the Company's rental income from its Ground Lease activities and an increase of $82,480 in the Company's revenues from its children's recreational activities due primarily to increases in admissions and concessions resulting from the Company's opening an additional Planet Kids location in September 1996.

         Operating expenses increased from $1,165,780 for the three month period ended March 31, 1996 to $1,321,180 for the three month period ended March 31, 1997, or an aggregate increase in operating expenses of $155,400. Depreciation and amortization expense increased to $190,471 for the three month period ended March 31, 1997 from $113,409 for the three month period ended March 31, 1996, or an aggregate of $77,062, due primarily to improvements made by the Company to its Frasiers Frontier location, Camp Frasier locations and the building of one new Planet Kids location. Occupancy expenses decreased from $872,426 for the three month period ended March 31, 1996 compared to $857,982 for the comparable period in 1997, a decrease of $14,444, and selling, general and administrative expenses increased from $179,945 for the three month period ended March 31,1996 to $272,727 for the three month period ended March 31, 1997, or an increase of $92,782, which increase is due primarily to increased expenses related to opening of one new Planet Kids and one new Camp Frasier and increased expenses associated with carrying out these two new operations.

         Interest income for the three months ended March 31, 1997 was $96,696 as compared to $90,867 for the comparable period in 1996, an increase of $5,589. This increase was due to increased lending to a related party by the Company. See Note 4 to Financial Statements.

         The Company incurred legal costs of $20,133 during the three month period ended March 31, 1997 as compared to $88,377 during the three month period ended March 31, 1996, a decrease of $68,244. The decrease in legal costs is due primarily to the decreased costs associated with the various actions involving the Irvine Company in the fiscal quarter ended March 31, 1997.

         The Company had a net loss of $599,830 or ($.05) per share, with respect to the first three months of 1997 as compared to a net loss of $544,712 or ($.04) per share, for the comparable period of the previous year, for an aggregate decrease in net income of $55,118.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. At March 31, 1997 the Company had cash or cash equivalents in the amount of $1,962,089.

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

         If UHC is successful in acquiring the Las Vegas Shopping Center, the Company has committed to make an additional capital contribution to UHC of $3,375,000. Although the Company believes it will have sufficient funds to make this capital contribution when and if it is required to do so in the future, which funds would come from existing cash, working capital and the repayment to the Company of certain loans made by the Company to Grand Havana and the release of certain cash pledged by the Company to support a letter of credit for Grand Havana, it is possible that Grand Havana will not repay its loan obligations when due or that the Company would otherwise not have sufficient cash to meet its capital contribution obligation to UHC, in which event the Company would have to seek other sources to meet its capital contribution obligations.

         Although the Company believes that its current cash and income from operations as well as distributions received by the Company as a result of its investments will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation and the Las Vegas Shopping Center. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on acceptable terms.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         For information with respect to the action styled The Splash v. The Irvine Company, et. al. (Case No. 49-12-02), filed in the Orange Country Superior Court, reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. The appeal of the trial court's new trial order in this action remains pending. Oral argument of the appeal is now scheduled for November 1997, having been put over from August 1997 at the request of counsel for The Irvine Company.

         For information with respect to the action styled Lion Country Safari, Inc.-California v. The Irvine Company, (Case No. 743669), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996.

         For information with respect to the action styled Irvine Meadows v. Shuster. et al., (OCSC Case No. 771509), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. On February 19, 1997 the trial judge granted plaintiff Irvine Meadow's request for an injunction against the Company, barring it from removing the Irvine Meadows Ampitheatre. The Company is attempting to have the injunction dissolved. The hearing on the Company's motion for dissolution of the injunction is scheduled for May 15, 1997. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

         With respect to the action tiled The Splash dba Wild Rivers v. Harry Shuster, et. al. (OCSC Case No. 771810), further described in the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996, on March 25, 1997 the Company filed a cross-complaint against The Splash for declaratory relief and for breach of the sublease between the parties dated May 14, 1985 (the "Sublease"). The Company contends in its cross-complaint that Wild Rivers breached the Sublease by, among other things, refusing to vacate the subleased premises and to relinquish its ownership and possessory interest in existing improvements after the Sublease ended on February 28, 1997. In its cross-complaint, the Company seeks damages for breach of contract that would include the market value as of March 1, 1997 of any and all of the structural improvements that now exist on the subleased premises, to the extent that the Company is prevented from removing them from the subleased premises. Wild Rivers has indicated that it wants to amend its complaint to assert another cause of action alleging that the Company has wrongfully refused to return to it the security deposit on the Sublease of $100,000. The Company contends that Wild Rivers is not entitled to a return of its security deposit because it never relinquished possession of and control over the subleased property and the existing improvements. Wild Rivers has not yet filed a motion for leave to amend its complaint to assert this proposed claim. A mandatory settlement conference for this action has been scheduled for September 26, 1997.

         On February 27, 1997, the Company brought an action against Irvine for declaratory relief in a case styled Lion Country Safari, Inc. - California v. The Irvine Co., (OCSC Case No. 775923). In the lawsuit, the Company alleges that, although the initial term of the Ground Lease expired on February 28, 1997, it has the right, and has exercised the right, to extend the tenancy for an additional 26 years. The Company is asking the court for a declaration that it has the right to such a lease extension. The Irvine Company has filed and served its answer to the Company's complaint. Neither side has as yet initiated discovery in this action. The outcome is a matter of uncertainty.

         On or about March 5, 1997, in a case styled The Irvine Company v. Lion Country Safari, Inc. - California (OCSC Case No. 776187), Irvine sued the Company for unlawful detainer. Essentially, Irvine alleged that its lease with the Company expired on February 28, 1997 and that Irvine was therefore entitled to immediate possession of the leasehold premises. The Company contends that it has the right, and has exercised the right, to extend the initial term of the Ground Lease for another 26 years. The Irvine Company brought a Motion for Summary Judgment on April 5, 1997 which was denied on April 11, 1997. On April 16, 1997, the Irvine Company brought various motions in limine which were decided by the Court on April 17, 1997 without allowing the Company sufficient time to file opposing papers. The Court granted all of The Irvine Company's motions and ruled that the Company could not offer any evidence to defend itself against the unlawful detainer claim. The Irvine Company made an oral motion for a judgment on the pleadings on April 18, 1997 which was granted by the Court. Judgment was entered granting the Irvine Company possession of the Irvine Property on April 25, 1997. The Company filed a Notice of Appeal of this Judgement on May 1, 1997, which appeal is pending. A writ of execution on the Judgment was issued. The Company petitioned for a stay of execution to the trial court and thereafter to the Court of Appeals pending the Company's appeal of the judgment. Both courts denied the Company's petition. The Company was evicted from the Irvine Property on May 6, 1997. On May 5, 1997 The Irvine Company filed a motion to recover attorneys' fees and costs in the amount of $397,778. The hearing on the motion for attorneys' fees and costs is scheduled for May 16, 1997. The Company intends to vigorously oppose the motion for attorneys' fees and costs. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of these matters.

         See the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1996 for a further description of the above-referenced actions and for a discussion of an action brought by UHC in the District Court in Clark County, Nevada, against American Realty Trust ("ART") titled Silver City Holdings, Inc.; United Hotel and Casino, LLC, et. al. v. American Realty Trust, Inc. et. al. (Case No. A 369908).

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

                                       UNITED LEISURE CORPORATION



Dated:  May 13, 1997                   By /s/ Harry Shuster
                                          ----------------------------------
                                              Harry Shuster,
                                              Chairman of the Board and
                                              Chief Executive Officer

Dated:  May 13, 1997                   By /s/ David M. Kane
                                          ----------------------------------
                                              David M. Kane
                                              Chief Financial Officer