Form 10QSB
period 1997-06-30
UNITED LEISURE CORP
filed 1997-08-14
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   X              Quarterly report pursuant to section 13 or 15(d) of the
------            Securities Exchange Act of 1934 for the quarterly period ended
                  June 30, 1997; or

------ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                               to             .
                  ------------    ------------

Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        13-2652243
-------------------------------                      --------------------
(State or Other Jurisdiction of                       (I.R.S.  Employer
Incorporation or Organization)                        Identification No.)

             18081 MAGNOLIA AVE., FOUNTAIN VALLEY, CALIFORNIA 92708
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                    YES  X  NO
                                       -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at June 30, 1997
     -----------------------                   ----------------------------
     COMMON STOCK, PAR VALUE                      12,368,849 shares
         $.01 PER SHARE                           ----------

Transitional Small Business Disclosure Format (check one):

                                    YES     NO  X
                                       -----  -----

                          PART I--FINANCIAL INFORMATION

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     June 30, 1997              Dec. 31, 1996
                                                     -------------              -------------

                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  1,660,302               $  3,845,653
  Receivables                                               27,721                    128,843
  Inventory                                                 24,489                     30,308
  Prepaid expenses                                         216,471                     90,958
                                                      ------------               ------------
    TOTAL CURRENT ASSETS                                 1,928,983                  4,095,762

PROPERTY AND EQUIPMENT,
  Less accumulated depreciation and amortization         6,306,676                  6,578,586

OTHER ASSETS
  Due from related parties                                 501,251                    331,117
  Loan receivable-Grand Havana Enterprises, Inc.           775,000
  Investment in Grand Havana Enterprises, Inc.             889,874                    511,766
  Investment in HEP II                                   1,120,500                  1,120,500
  Restricted cash                                          884,434                    875,000
  Intangible assets, net of accumulated amortization        23,130                     33,320
  Deposits                                                 183,136                    208,835
                                                      ------------               ------------
    TOTAL OTHER ASSETS                                   4,377,325                  3,080,538
                                                      ------------               ------------
                                                      $ 12,612,984               $ 13,754,886
                                                      ============               ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $  1,048,604               $    623,015
  Deferred revenues                                        607,741                    143,945
  Deposits and other                                       104,275                    124,275
                                                      ------------               ------------
    TOTAL CURRENT LIABILITIES                            1,760,620                    891,235
LONG TERM DEBT                                             842,000                    842,000
                                                      ------------               ------------
    TOTAL LIABILITIES                                    2,602,620                  1,733,235
                                                      ------------               ------------

STOCKHOLDERS' EQUITY
  Common stock                                             123,688                    123,688
  Unrealized gain on investment                           (153,876)                   181,766
  Capital in excess of par value                        24,326,458                 24,326,458
  Accumulated deficit                                  (14,285,906)
                                                      ------------               ------------
    TOTAL STOCKHOLDERS' EQUITY                          10,010,364                 12,021,651
                                                      ------------               ------------
                                                      $ 12,612,984               $ 13,754,886
                                                      ============               ============


          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                June 30,                     June 30,
                                      ---------------------------   ---------------------------
                                         1997            1996           1997           1996
                                      ------------   ------------   ------------   ------------
REVENUES
 Rentals                              $          0   $    258,466   $     79,383   $    426,316
 Children's recreational activities        625,873        603,363      1,170,776      1,065,786
                                      ------------   ------------   ------------   ------------

   TOTAL REVENUES                          625,873        861,829      1,250,159      1,492,102
                                      ------------   ------------   ------------   ------------

OPERATING EXPENSES
 Occupancy                               1,063,566      1,229,971      1,921,548      2,102,397
 Selling, general and administrative       122,741        219,745        395,468        399,690
 Depreciation and amortization             183,101        113,408        373,572        226,817
                                      ------------   ------------   ------------   ------------

   TOTAL COSTS AND EXPENSES              1,369,408      1,563,124      2,690,588      2,728,904
                                      ------------   ------------   ------------   ------------

LOSS BEFORE OTHER INCOME
 (EXPENSE) AND INCOME TAXES               (743,535)      (701,295)    (1,440,429)    (1,236,802)
                                      ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
 Interest income                            74,252        102,237        170,948        193,104
 Interest expense                          (21,067)       (14,037)       (42,127)       (35,102)
 Legal costs                              (451,289)       (64,144)      (471,422)      (152,521)
 Other                                      65,825         81,827        107,386         91,197
                                      ------------   ------------   ------------   ------------
   TOTAL OTHER INCOME
   (EXPENSE)                              (332,279)       105,883       (235,215)        96,678
                                      ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE
INCOME TAXES                            (1,075,814)      (595,412)    (1,675,644)    (1,140,124)

INCOME TAXES                                     0         11,620              0         11,620
                                      ------------   ------------   ------------   ------------

NET (LOSS)                              (1,075,814)      (607,032)    (1,675,644)    (1,151,744)
                                      ============   ============   ============   ============

 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            12,368,849     12,368,849     12,368,849     12,368,849
                                      ============   ============   ============   ============

NET (LOSS) PER SHARE                          (.09)          (.05)          (.14)          (.09)
                                      ============   ============   ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           Six months ended June 30,
                                                              1997          1996
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                $(1,675,644)  $(1,151,744)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization of property and equipment      363,382       209,257
  Amortization of intangibles                                   10,190        17,560
  Changes in operating assets and liabilities:
    Receivables                                                104,940       110,269
    Inventory                                                    5,820         2,178
    Prepaid expenses                                          (125,512)      (35,711)
    Pre-opening costs                                                       (122,149)
    Deposits                                                    25,699      (176,754)
    Accounts payable and accrued expenses                      425,586        63,918
    Due from related party                                    (312,703)
    Earned interest on restricted cash                          (9,434)
    Deferred revenue and other                                 463,797       887,094
                                                           -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                         (723,879)     (196,082)
                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (91,472      (518,339)
  Lease acquisition costs                                                      1,057
  Loan receivable from Grand Havana Enterprises, Inc.         (775,000)
  Investment in Grand Havana Enterprises, Inc.                (575,000)
  Investment in HEP II                                                    (1,500,000)
  Deposits & Others                                            (20,000)
                                                           -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,461,472)   (2,017,282)
                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances to related Party                                                 (675,000)
  Repayment of related party advances                                       (241,120)
                                                           -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                                       (916,120)
                                                           -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,185,351)   (3,129,484)

CASH AND CASH EQUIVALENTS,
     Beginning                                               3,845,653     9,929,785
                                                           -----------   -----------

CASH AND CASH EQUIVALENTS,
      End                                                  $ 1,660,302   $ 6,800,301
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Interest paid                                         $    42,127   $    62,873
     Interest received                                     $   170,948   $    96,696



           See accompanying Notes to Consolidated Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of United Leisure Corporation and its subsidiaries (collectively, the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Concentration of Risk. The Company invests is excess cash in certificates of deposit and money market funds, which, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Inventory. Inventory consists primarily of merchandise held for sale at the Company's play learning centers. Inventory is stated at the lower of cost (first-in, first-out) or market.

2.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Termination of Ground Lease. The Company's major asset, a ground lease (the "Ground Lease"), covering approximately 300 acres of real estate in Irvine, California (the "Irvine Property") terminated in February, 1997. The Company, through its subsidiary, Lion Country Safari, Inc., has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, relating to the Ground Lease, since 1987 (the "Irvine Company Litigation"). Due to the inherent uncertainties of litigation, there can be no assurance as to the outcome of the Irvine Company Litigation. See Note 3, below. Historically, the Company had derived most of its income from its sublease activities with respect to the Ground Lease. During the last several years the Company has sought to diversify its operations by increasing its children's recreational activities which are unrelated to the Ground Lease, in particular, with respect to the establishment of its children's play-learning centers known as "Planet Kids", and the establishment of additional children's day camps, known as "Camp Frasier" on locations other than the Irvine Property. There can be no assurance that this new business area for the Company will be successful.

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

         On or about March 5, 1997, Irvine sued the Company for unlawful detainer. Essentially, Irvine alleged that its Ground Lease with the Company expired on February 28, 1997 and that Irvine was therefore entitled to immediate possession of the leasehold premises. The Company contends that it has the right, and has exercised the right to extend the initial term of the Ground Lease for another 26 years. The Irvine Company brought a Motion for Summary Judgment on April 5, 1997 which was denied on April 11, 1997. On April 16, 1997, the Irvine Company brought various motions in limine which were decided by the Court on April 17, 1997 without allowing the Company sufficient time to file opposing papers. The Court granted all of The Irvine Company's motions and ruled that the Company could not offer any evidence to defend itself against the unlawful detainer claim. The Irvine Company made an oral motion for a judgment on the pleadings on April 18, 1997 which was granted by the Court. Judgment was entered granting the Irvine Company possession of the Irvine Property on April 25, 1997. The Company filed a Notice of Appeal of this Judgment on May 1, 1997, which appeal is pending. A writ of execution on the Judgment was issued. The Company petitioned for a stay of execution to the trial court and thereafter to the Court of Appeals pending the Company's appeal of the judgment. Both courts denied the Company's petition. The Company was evicted from the Irvine Property on May 6, 1997. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of these matters. On May 5, 1997 The Irvine Company filed a motion to recover attorneys' fees and costs in connection with the unlawful detainer action in the amount of $397,778. The Court granted the Irvine Company $125,000 in attorneys' fees and $25,000 in costs.

         For further description of the above-described litigation and other litigation in which the Company is involved, see the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996, and
         Part II, Item 1, "Legal Proceedings," of this Quarterly Report on Form 10-QSB.

4.       RELATED PARTY TRANSACTIONS

         In February 1997, the Company entered into a financing agreement with Grand Havana Enterprises, Inc. ("Grand Havana"), whereby the Company agreed to provide advances to Grand Havana, from time to time, during a period of six months, of up to $1,250,000. Interest on the amount advanced bears interest at the rate of 8% per annum. The full principal amount and accrued interest on any amounts advanced is payable on September 30, 1997. In consideration for making the loan, the Company received 75,000 shares of common stock of Grand Havana which were valued at $138,750. If the loan is not paid by the maturity date, then Grand Havana will issue to the Company, as a late fee, an additional 25,000 share of common stock. As of June 30, 1997, the Company has advanced to Grand Havana an aggregate of $775,000. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of Grand Havana.

5.       SUBSEQUENT EVENTS

         Additional New Business Area. On July 29, 1997, United Hotel & Casino, LLC, a Delaware limited liability company (the "LLC") in which the Company holds a 50% membership interest, acquired, in fee simple, approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of several retailers and The Silver City Casino. The Company is now the lessor of the shopping center and the Silver City Casino. The Silver City Casino is owned and operated by Circus Circus. It is anticipated that Circus Circus will continue to conduct its casino operations on the Las Vegas Property. The LLC currently intends to continue to lease the existing premises on the Las Vegas Property, but in the future the LLC may determine to further develop the Las Vegas Property. The Company has the right to appoint one member of the three member Management Committee of the LLC. Although the Company has experience in managing real property operations, it has never owned real property in Las Vegas, Nevada, and, in particular, real property on which a retail shopping center and casino operations are located. There can be no assurance that this new business area for the Company will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

         Related Party Transactions. Subsequent to the fiscal quarter ended June 30, 1997, the Company and Harvey Bibicoff, a director of Grand Havana, entered into a letter agreement pursuant to which the Company, in consideration for consulting services rendered by Mr. Bibicoff, agreed
         (i) to transfer to Mr. Bibicoff, on or prior to August 1, 1999, a 2-1/2% membership interest in the LLC free and clear of any liens, claims or encumbrances and (ii) to issue 150,000 shares of the authorized but unissued shares of the common stock of the Company to Mr. Bibicoff.

         Subsequent to the fiscal quarter ended June 30, 1997, the Company entered into an amendment to the Agreement dated as of September 10, 1996 between the Company and Grand Havana, pursuant to which Agreement the Company had agreed to provide collateral for a letter of credit for $875,000 on behalf of Grand Havana. The Amendment to the Agreement permits Grand Havana to forego the requirement that it replace the collateral out of the membership fees it receives from certain of its Grand Havana Room private membership cigar clubs, in consideration for which Grand Havana agreed to grant to the Company or its designee a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at the lesser of $.75 per share or 75% of the average trading price of the common stock of Grand Havana for a ten day period prior to the exercise of the warrant. The Company subsequently designated Westminster Capital, Inc. to receive this warrant from Grand Havana in connection with the financing obtained by the Company in connection with the acquisition of the Las Vegas Property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

         In addition, subsequent to June 30, 1997, and in connection with obtaining the necessary financing required for the acquisition of the Las Vegas Property, Harvey Bibicoff made a 60-day loan to the Company in the aggregate amount of $900,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To the extent any of the statements contained herein contain forward-looking statements, such statements are based on current expectations that involve a number of uncertainties and risks that could cause actual results to differ materially from those projected in the forward-looking statements, including risks and uncertainties associated with the costs of the litigation in which the Company is involved, the outcome of this litigation and the costs associated with the development of projects to be undertaken by the Company in the future, including the acquisition and development of the Las Vegas Property by United Hotel & Casino, L.L.C., as discussed below.

OVERVIEW

         The Company's Ground Lease for the Irvine Property, which historically provided the Company with most of its income, terminated on February 28, 1997. Although the Company instituted an action for declaratory relief against The Irvine Company in February 1997 in which the Company alleged it had the right to extend the term of the Ground Lease, the Irvine Company in March 1997 filed an action for unlawful detainer. The trial court granted the Irvine Company possession of the Irvine Property on April 25, 1997, and the Company was subsequently evicted from the Irvine Property. The Company filed a notice of appeal of this judgment on May 1, 1997 which appeal is pending. Accordingly, at this time the Company has no income from the Irvine Property and management does not anticipate that the Company will have any income from the Irvine Property in the future. See
Part II, Item 1. "Legal Proceedings".

         The Company has been planning for the termination of the Ground Lease for the past several years, and its income from its Ground Lease operations has been reduced as a percentage of its total income from operations for the past several years. The Company had revenues from its Ground Lease sublease activities of $79,383 for the six months ended June 30, 1997 and had no revenues from its Ground Lease sublease activities for the three-month period ended June 30, 1997. The Company does not anticipate that it will have future revenues from its Ground Lease operations.

         Since 1987 the Company has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash v. The Irvine Company, et al. The Irvine Company Litigation is still pending. In this litigation, involving disputes between the parties under the Ground Lease, the Company was awarded a jury verdict in the total approximate amount of $42 million in November 1993, and the Irvine Company was denied any recovery against the Company on its claims. In April 1994, the Court granted a new trial on post-verdict motions brought by the Irvine Company. The Company has appealed this order. The appeal has been fully briefed and is currently scheduled for oral argument in November 1997. If a new trial is ordered in connection with the Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. In view of the inherent uncertainties of litigation, the ultimate outcome of the Irvine Company Litigation cannot be predicted. See Part II, Item 1. "Legal Proceedings".

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

         During the six months ended June 30, 1997 the Company's operations consisted of two business segments, facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property, which activities ceased at the termination of the Ground Lease on February 28, 1997, and children's recreational activities, which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier. The Company had total operating revenues from its Ground Lease operations of $79,383 for the six month period ended June 30, 1997 as compared to $426,316 for the six month period ended June 30, 1996, a decrease of $346,933, due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The Company had total operating revenues from its children's recreational activities of $1,170,776 for the six month period ended June 30, 1997 compared to $1,065,786 for the comparable period in 1996.

         All of the Company's current operations are conducted in Southern California. The Company's Camp Frasier operations are also seasonal in nature, conducted during the summer season. Inflation in recent years has not been an important factor in the Company's operations.

         Las Vegas Property Acquisition By LLC. In January 1997 the Company acquired a 50% membership interest in United Hotel & Casino, L.L.C., a Delaware limited liability company (the "LLC"), which was formed for the purpose of acquiring approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The purchase of the Las Vegas Property was conditioned on the current trust deed lender's approval of the assignment and assumption of the existing trust deed on the property. The LLC filed an action for declaratory relief to seek to cause the lender to agree to the assignment of the trust deed. The action was subsequently dismissed when the lender consented to the assignment and assumption of the existing deed of trust. The purchase of the Las Vegas Property closed on July 29,1997.

         The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of several retailers and The Silver City Casino. Upon the acquisition of the Las Vegas Property the Company became the lessor of the shopping center and the Silver City Casino. The Silver City Casino is owned and operated by Circus Circus and it is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. The LLC currently intends to continue to lease the existing shopping center on the Las Vegas Property, but in the future the LLC may determine to further develop the Las Vegas Property. The Company has the right to appoint one member of the three member Management Committee of the LLC.

         The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid by a cash payment of approximately $5,590,000, by a one-year note being carried by the seller of the Las Vegas Property in the amount of $1,250,000 and by assumption of a first deed of trust on the Las Vegas Property by the LLC in the principal amount of approximately $16,360,000. Of the cash down payment, the Company contributed approximately $3,800,000 to the LLC as an additional capital contribution which was used to make such cash down payment.

         The Company obtained the $3,800,000 to make the additional capital contribution in part from its working capital and in part from two different loans as discussed below.

         Concurrently with the closing of the LLC's purchase of the Las Vegas Property, Westminster Capital, Inc. ("Westminster"), an unrelated third party, made a loan of $1,900,000 (the "Westminster Loan") to the Company to enable it to meet its additional $3,800,000 capital contribution obligation. The loan was evidenced by a Secured Convertible Promissory Note made by the Company and by Harry Shuster and Nita Shuster the spouse of Harry Shuster. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company and currently serves as a member of the Management Committee of the LLC. The Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of the Holder (which demand may not be made prior to July 29, 1998 unless there is a sooner event of default) or (ii) July 29, 1999 (the "Maturity Date"). The holder of the Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the Note into a 25% membership interest in the LLC, which would leave the Company with a 25% membership interest in the LLC after such conversion. The Note may be prepaid by the Company at any time after July 29, 1998. One-half of any cash distributions which may be made by the LLC to the Company prior to the repayment of the Note are required to be paid to Westminster as a prepayment on the Note.

         The Westminster Loan is secured by, among other things, a stock pledge agreement pursuant to which the Company has pledged 408,333 of the 941,666 shares it owns in Grand Havana Enterprises, Inc. ("Grand Havana"), an affiliated public company of which Harry Shuster is the Chairman of the Board, President and Chief Executive Officer. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in the LLC and in the receivables and certain indebtedness due to the Company from Grand Havana (approximately $775,000 in principal amount at June 29, 1997). In addition, Harry Shuster and his spouse provided certain other security individually with respect to the Westminster Loan.

         As additional consideration for Westminster making the Westminster Loan the Company granted Westminster a three-year warrant to purchase 150,000 shares of the common stock of the Company exercisable at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. Upon receipt by the Company of notice that the warrants are being exercised, the Company has agreed to register the shares of common stock underlying the warrants. In addition, Grand Havana, pursuant to the terms of an Amendment dated July 15, 1997, to an Agreement dated September 10, 1996, between Grand Havana and the Company, granted Westminster, as designee of the Company, a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. See Note 5 to Financial Statements.

         On July 28, 1997, Harvey Bibicoff, an individual, loaned to the Company $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note, bears interest at the rate of 10% per annum and is due and payable on September 28, 1997. The Bibicoff Loan is secured by 300,000 shares of the common stock of Grand Havana Enterprises, Inc. owned by the Company (the "Bibicoff Pledged Shares"). In addition, Mr. Bibicoff has piggyback registration rights with respect to the Bibicoff Pledged Shares and, in the event of a default under the promissory note, demand registration rights with respect to the Bibicoff Pledged Shares. The Bibicoff Loan has been individually guaranteed by Harry Shuster and his spouse. See Note 5 to Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

         The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the Company's second quarter ended June 30, 1997, the Company received total revenues of $625,873, compared to revenues of $861,829 for the second quarter of 1996. The decrease in revenues was due to the fact that the Company had no rental income from its Ground Lease operations for the fiscal quarter ended June 30, 1997. The Company's revenues from its children's recreational activities for the comparable periods in both quarters was substantially unchanged.

         Operating expenses decreased from $1,563,124 for the quarter ended June 30, 1996 to $1,369,408 for the quarter ended June 30, 1997, or an aggregate decrease in operating expenses of $193,716. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February 1997.

         For the quarter ended June 30, 1997, the Company incurred a net loss of $1,075,814 or ($.09) per share, as compared to a net loss of $607,032 or ($.05) per share for the comparable period in 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

         During the six month period ended June 30, 1997, the Company received total revenues of $1,250,159 as compared to total revenues of $1,492,102 for the first six months of 1996. This decrease in revenues for the six month period ended June 30, 1997 was due primarily to the fact that the Company had only $79,383 in rental income from the Company' Ground Lease operations for the six month period ended June 30, 1997 compared to revenue of $426,316 from its Ground Lease activities for the six month period ended June 30, 1996, due to the fact that the Company's Ground Lease operations terminated on February 28, 1997.

         Operating expenses decreased from $2,728,904 for the six month period ended June 30, 1996 to $2,690,588 for the six month period ended June 30, 1997, or an aggregate decrease in operating expenses of $38,316. Depreciation and amortization expense increased to $373,572 for the six month period ended June 30, 1997 from $226,817 for the six month period ended June 30, 1996, or an aggregate of $146,755, due primarily to improvements made by the Company to its Frasiers Frontier location, Camp Frasier locations and the building of one new Planet Kids location. Occupancy expenses decreased to $1,921,548 for the six month period ended June 30, 1997 compared to $2,102,397 for the comparable period in 1996, a decrease of $180,849 due primarily to termination of the Ground Lease.

         Interest income for the six months ended June 30, 1997 was $170,948 as compared to $193,104 for the comparable period in 1996, an decrease of $22,156. This decrease was due to decreased lending to a related party by the Company. See Note 4 to Financial Statements.

         The Company incurred legal costs of $471,422 during the six month period ended June 30, 1997 as compared to $152,521 during the six month period ended June 30, 1996, an increase of $318,901. This increase was due primarily to substantial legal fees and costs incurred by the Company in connection with several actions involving The Irvine Property, including the defense of the unlawful detainer action and actions involving the Company's subtenants on the Irvine Property. See Part II, Item 1, "Legal Proceedings."

         The Company had a net loss of $1,675,644 or ($.14) per share, with respect to the six month period ended June 30, 1997 as compared to a net loss of $1,151,744 or ($.09) per share, for the comparable period of the previous year, for an aggregate decrease in net income of $523,900. This increased loss is largely attributable to increased attorneys' fees and costs with respect to the various actions involving The Irvine Property and decreased revenues due to termination of the Ground Lease.

LIQUIDITY AND FINANCIAL CONDITION

         The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. At June 30, 1997 the Company had cash or cash equivalents in the amount of $1,660,302.

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

         On July 29, 1997 the LLC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to the LLC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster Capital, Inc. and one for $900,000 from Harvey Bibicoff. These loans are secured by a significant amount of the Company's assets, including the 50% membership interest in the LLC and a significant portion of the stock which the Company owns in Grand Havana. See "Overview, above." Although the Company believes it will be able to meet these loan obligations as they mature from working capital, from repayment by Grand Havana of certain loans made by the Company to Grand Havana and release of certain cash pledged by the Company to support a letter of credit for Grand Havana, or from additional financing from affiliated or non-affiliated sources, if the Company is unable to meet these loan obligations as they become due, the collateral pledged by the Company could be foreclosed upon.

         As of June 30, 1997, amounts due and from, and investments in, related parties totaled approximately $4,171,059 or 33% of total assets and 42% of the Company's net worth. The above-mentioned investments in assets or amounts due from related parties have been made in or are due primarily from two affiliates. Both affiliated companies, Grand Havana and HEP II, L.P., have had substantial losses and have working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth could be impaired or at risk. Even though Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies creates an inherent risk in these assets.

         Although the Company believes that its current cash and income from operations, distributions received by the Company as a result of its investments, and repayment to the Company of amounts previously advanced by the Company to Grand Havana will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation and related actions. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on acceptable terms.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         For information with respect to the action styled The Splash v. The Irvine Company, et al. (Case No. 49-12-02), filed in the Orange County Superior Court, reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. The appeal of the trial court's new trial order in this action remains pending. The Irvine Company has filed a cross-appeal. Oral argument of the appeal is now scheduled for November 1997. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

         For information with respect to the action styled Lion Country Safari, Inc. - California v. The Irvine Company, (Case No. 743669), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. The appeal in this action remains pending. Within the next few months the Court will set a date for oral argument. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

         For information with respect to the action styled Irvine Meadows v. Shuster, et.al., (OCSC Case No. 771509), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. On February 19, 1997 the trial judge granted plaintiff Irvine Meadow's request for an injunction against the Company, barring it from removing the Irvine Meadows Amphitheater. The case remains pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

         With respect to the action titled The Splash dba Wild Rivers v. Harry Shuster, et.al. (OCSC Case No. 771810) further described in the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996, and in the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997, a mandatory settlement conference for this action remains scheduled for September 26, 1997. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

         For information with respect to the action styled Lion Country Safari, Inc.-California v. The Irvine Co. (OCSC Case No. 775923) reference is made to the description of this action in the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997. The Irvine Company has filed by stipulation a First Amended Complaint in this action that contains causes of action for conversion, breach of contract and declaratory relief. The Irvine Company has indicated it will file a demurrer or move for judgment on the pleadings; it may also move to stay any cause of action concerning possession of the Irvine Property until the unlawful detainer action is fully and finally adjudicated. Neither side has as yet initiated discovery in this action. In view of the inherent uncertainties of litigation, no predication can be made as to the outcome of this matter.

         For information with respect to the case styled The Irvine Company vs. Lion Country Safari, Inc. - California (OCSC Case No. 776187), reference is made to the description of this action in the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997. In connection with The Irvine Company's motion to recover attorneys' fees and costs in this matter in the amount of $397,778, the Court granted The Irvine Company $125,000 in fees and $25,000 in costs. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no predication can be made as to the outcome of this matter.

          The action titled Silver City Holdings, Inc.; United Hotel and Casino, LLC, et al. V. American Realty Trust, Inc. et al. (Case No. A369908) was dismissed when American Realty Trust consented to the assignment and assumption of the existing deed of trust on the Las Vegas Property to the LLC. See the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1996 for a further description of this action.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED LEISURE CORPORATION



Date:  August 13, 1997                By:    /s/ Harry Shuster
                                         ------------------------------
                                            Harry Shuster,
                                            Chairman of the Board
                                            and Chief Executive Officer



Date:  August 13, 1997                By:    /s/ David M. Kane
                                         ------------------------------
                                             David M. Kane
                                             Chief Financial Officer