Form 10QSB
period 1997-09-30
UNITED LEISURE CORP
filed 1997-11-19
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1997; or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                to               .

Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                13-2652243
---------------------------------------             -------------------
    (State or Other Jurisdiction of                       (I.R.S.
Employer Incorporation or Organization)             Identification No.)

             18081 MAGNOLIA AVE., FOUNTAIN VALLEY, CALIFORNIA 92708
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (714) 378-8761
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                    YES    [X]                     NO    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                    Outstanding at November 5, 1997
-----------------------------                    -------------------------------
COMMON STOCK, PAR VALUE                                12,618,849 SHARES
    $.01 PER SHARE

Transitional Small Business Disclosure Format (check one):

                     YES   [ ]                     NO     [X]

                          PART I--FINANCIAL INFORMATION

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      SEPT. 30, 1997  DEC. 31, 1996
                                                      --------------  -------------
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $    253,231    $  3,845,653
  Receivables                                                16,812         128,843
  Inventory                                                  19,190          30,308
  Prepaid expenses                                           89,724          90,958
                                                       ------------    ------------
    TOTAL CURRENT ASSETS                                    378,957       4,095,762

PROPERTY AND EQUIPMENT,
  Less accumulated depreciation and amortization          6,189,020       6,578,586

OTHER ASSETS
  Due from related parties                                  529,401         331,117
  Loan receivable-Grand Havana Enterprises, Inc.            775,000
  Investment in Grand Havana Enterprises, Inc.            1,335,000         511,766
  Investment in HEP II                                      845,500       1,120,500
  Investment in United Hotel & Casino                     3,773,500
  Restricted cash                                           884,434         875,000
  Intangible assets, net of accumulated amortization         21,720          33,320
  Deposits                                                  135,474         208,835
                                                       ------------    ------------
    TOTAL OTHER ASSETS                                    8,300,029       3,080,538
                                                       ------------    ------------
                                                       $ 14,868,006    $ 13,754,886
                                                       ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                         $    900,000    $
  Accounts payable and accrued expenses                   1,240,165         623,015
  Deferred revenues                                         116,165         143,945
  Deposits and other                                        104,275         124,275
                                                       ------------    ------------
    TOTAL CURRENT LIABILITIES                             2,360,605         891,235
LONG TERM DEBT                                            2,742,000         842,000
                                                       ------------    ------------
    TOTAL LIABILITIES                                     5,102,605       1,733,235
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock                                              126,188         123,688
  Unrealized gain on investment                             291,250         181,766
  Capital in excess of par value                         24,386,958      24,326,458
  Accumulated deficit                                   (15,038,995)    (12,610,261)
                                                       ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                            9,765,401      12,021,651
                                                       ------------    ------------
                                                       $ 14,868,006    $ 13,754,886
                                                       ============    ============



          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                         --------------------------       -------------------------
                                            1997            1996            1997            1996
                                         -----------    ------------    ------------    ------------
REVENUES
 Rentals                                $          0    $    645,790    $     79,383    $  1,072,106
 Children's recreational activities        1,123,752       1,514,643       2,294,528       2,580,429
                                        ------------    ------------    ------------    ------------

   TOTAL REVENUES                          1,123,752       2,160,433       2,373,911       3,652,535
                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Occupancy                                 1,279,514       1,435,004       3,201,062       3,537,402
 Selling, general and administrative         278,014         236,087         673,482         635,777
 Depreciation and amortization               183,101         113,409         556,673         340,226
                                        ------------    ------------    ------------    ------------

   TOTAL COSTS AND EXPENSES                1,740,629       1,784,500       4,431,217       4,513,405
                                        ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME
 (EXPENSE) AND INCOME TAXES                 (616,877)        375,933      (2,057,306)       (860,870)
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                             105,992         106,493         276,940         299,597
 Interest expense                            (86,827)        (27,742)       (128,954)        (62,843)
 Legal costs                                 (47,288)                       (518,710)       (152,521)
 Management Consulting Expense              (187,500)              0        (187,500)              0
 Write-off disputed contingency claim                      1,128,973                       1,128,973
 Equity in net earnings of United
   Hotel & Casino                             22,000                          22,000
 Other                                        57,411             820         164,797          92,017
                                        ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME
   (EXPENSE)                                (136,212)      1,208,544        (371,427)      1,305,223
                                        ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
INCOME TAXES                                (753,089)      1,584,477      (2,428,733)        444,353

INCOME TAXES                                       0          51,453               0          63,073
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $   (753,089)   $  1,533,024    $ (2,428,733)   $    381,280
                                        ============    ============    ============    ============

 WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                              12,791,926      12,452,849      12,791,926      12,452,849
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE             $       (.06)   $        .12    $      (.019)   $        .03
                                        ============    ============    ============    ============








          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                            1997           1996
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                      $(2,428,733)   $   381,280
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization
   of property and equipment                                545,073        313,886
  Amortization of intangibles                                11,600         26,340
  Equity in net earnings of
    United Hotel & Casino                                    22,000             --
  Common stock issued for services                           65,000             --
  Gain from write-off of provision
    for disputed contingent claim                                       (1,128,973)
  Changes in operating assets and liabilities:
    Receivables                                             112,031       (128,054)
    Inventory                                                11,118        (12,607)
    Prepaid expenses                                          1,234        (39,193)
    Pre-opening costs                                                      (48,370)
    Deposits                                                 73,361         59,442
    Accounts payable and accrued expenses                   617,150        (17,312)
    Income taxes payable                                                    68,200
    Due from related party                                 (198,284)
    Earned interest on restricted cash                       (9,434)
    Deferred revenue and other                             (186,531)         4,324
                                                         ----------     ----------
NET CASH USED IN OPERATING
  ACTIVITIES                                             (1,410,415)      (521,037)
                                                        -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment                       (155,507)    (1,877,234)
  Lease acquisition costs                                                    1,585
  Loan receivable from Grand Havana Enterprises, Inc.      (775,000)
  Investment in Grand Havana Enterprises, Inc.             (575,000)
  Investment in HEP II                                      275,000     (1,750,000)
  Investment in United Hotel & Casino                    (3,751,500)
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (4,982,007)    (3,625,649)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable - Bibicoff                                   900,000
  Note payable - Westminster                              1,900,000
  Repayment of related party advances                                     (901,192)
                                                        -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                     2,800,000       (901,192)
                                                        -----------    -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                             (3,592,422)    (5,047,878)

CASH AND CASH EQUIVALENTS, Beginning                      3,845,653      9,929,785
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, End                          $   253,231    $ 4,881,907
                                                        ===========    ===========



           See accompanying Notes to Consolidated Financial Statements

                                                          1997          1998
                                                          ----          ----

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Interest paid                                      $ 128,954    $  62,843
     Income taxes paid                                               $  13,073
     Interest received                                  $ 276,940    $  96,696

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  The Company issued an aggregate of 250,000 shares
    of its common stock for services rendered           $  70,000    $      --
  The Company issued an aggregate of 150,000 warrants
    to purchase its common stock                        $   1,500    $      --
  The Company issued options to purchase an aggregate
    of 150,000 shares of its common stock to
    members of its Board of Directors                   $   1,500    $      --
  The Company exchanged a note receivable for
    outstanding options to one of its directors         $ (10,000)   $      --
                                                        ---------    ---------

                                                        $  63,000    $
                                                        =========    =========


















           See accompanying Notes to Consolidated Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of United Leisure Corporation and its subsidiaries (collectively, the Company), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.    DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND  UNCERTAINTIES

      Termination of Ground Lease. The Company's major asset, a ground lease (the "Ground Lease"), covering approximately 300 acres of real estate in Irvine, California (the "Irvine Property"), terminated in February, 1997. The Company, through its subsidiary, Lion Country Safari, Inc., has been engaged in protracted and expensive litigation with its landlord, The Irvine Company, relating to the Ground Lease, since 1987 (the "Irvine Company Litigation"). Due to the inherent uncertainties of litigation, there can be no assurance as to the outcome of the Irvine Company Litigation. See Note 3, below. Historically, the Company had derived most of its income from its sublease activities with respect to the Ground Lease. During the last several years the Company has sought to diversify its operations by increasing its children's recreational activities which are unrelated to the Ground Lease, in particular, with respect to the establishment of its children's play-learning centers known as "Planet Kids", and the establishment of additional children's day camps, known as "Camp Frasier" on locations other than the Irvine Property. There can be no assurance that this new business area for the Company will be successful.

      In addition, United Hotel & Casino, LLC, a limited liability company in which the Company holds a 50% membership interest ("UHC"), acquired a shopping center in Las Vegas, Nevada in July 1997. Although the Company has previous experience in managing real property as a result of its sublease activities with respect to the Ground Lease, the Company has never owned or managed a commercial shopping center in Las Vegas, Nevada, and there can be no assurance that the Company, through its representative on the Management Committee of UHC, will be able to do so successfully.

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

      In April 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the Jury. The Company has appealed this Order and intends to vigorously continue its prosecution of The Irvine Company Litigation. The appeal has been fully briefed and is currently scheduled for oral argument on November 18, 1997. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation.

      On or about March 5, 1997, Irvine sued the Company for unlawful detainer. Essentially, Irvine alleged that its Ground Lease with the Company expired on February 28, 1997 and that Irvine was therefore entitled to immediate possession of the leasehold premises. The Company contends that it has the right, and has exercised the right to extend the initial term of the Ground Lease for another 26 years. Judgment was entered granting the Irvine Company possession of the Irvine Property on April 25, 1997. The Company has appealed the judgment in this action, which appeal remains pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of these matters.

      For a further description of the above-described litigation and other litigation in which the Company is involved, see Part II, Item 1, "Legal Proceedings," of this Quarterly Report on Form 10-QSB.

4.    RELATED PARTY TRANSACTIONS

      In February 1997, the Company entered into a financing agreement with Grand Havana Enterprises, Inc. ("Grand Havana") whereby the Company agreed to provide advances to Grand Havana, from time to time, during a period of six months, of up to $1,250,000. As of September 30, 1997, the Company had advanced to Grand Havana an aggregate of $775,000. Subsequent to September 30, 1997, $75,000 of the amount advanced was repaid. The maturity date of the loan has been extended to March 31, 1998. Interest on the amount advanced bears interest at the rate of 8% per annum. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board and Chief Executive Officer of Grand Havana.

      On July 28, 1997, the Company and Harvey Bibicoff, a director of Grand Havana, entered into a letter agreement pursuant to which the Company, in consideration for management consulting services rendered by Mr. Bibicoff to the Company, agreed (i) to transfer to Mr. Bibicoff, on or prior to August 1, 1999, a 2-1/2% membership interest in the LLC free and clear of any liens, claims, or encumbrances and (ii) to issue 150,000 shares of the authorized but unissued shares of the common stock of the Company to Mr. Bibicoff.

      On July 15, 1997, the Company entered into an amendment to the financing agreement dated as of September 10, 1996 between the Company and Grand Havana, pursuant to which agreement the Company had agreed to provide collateral for a letter of credit for $875,000 on behalf of Grand Havana. The amendment to the financing agreement permits Grand Havana to forego the requirement that it replace the collateral out of the initial membership fees it receives from certain of its Grand Havana Room private membership cigar clubs, in consideration for which Grand Havana agreed to grant to the Company or its designee a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at the lesser of $.75 per share of 75% of the average trading price of the common stock of Grand Havana for a ten day period prior to the exercise of the warrant. The Company subsequently designated Westminster Capital, Inc., which is not an affiliate of the Company, to receive this warrant from Grand Havana in connection with the financing obtained by the Company in connection with the acquisition of the Las Vegas Property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

      In connection with obtaining the necessary financing required for the acquisition of the Las Vegas Property, Harvey Bibicoff made a 60- day loan to the Company in the aggregate amount of $900,000. Subsequent to the fiscal quarter ended September 30, 1997, $875,000 was paid down against this loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

5.    NEW ACCOUNTING STANDARDS

      In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The statement is effective for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. After the effective date, the Statement requires that all prior period earnings per share data presented be restated to conform with the provisions of this statement. The impact will not change primary earnings per share for the three month and nine month periods ended September 30, 1997.

      In February 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure" which is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under APB Opinion No. 15, which has been superseded by this statement. The Company does not expect adoption of this statement to have a material effect, if any, on its financial position or results of operations.

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. As of September 30, 1997 the Company had items of other comprehensive income. Had the Company adopted this statement during the three month and nine month periods ended September 30, 1997, the statement of comprehensive income would be as follows:

                                              Three Months           Nine Months
                                                  Ended                 Ended
                                           September 30, 1997    September 30, 1997
                                           ------------------    ------------------
Net loss                                        $(753,089)          $(2,428,733)
Other comprehensive income (loss),
  net of tax:
    Unrealized gain on investment                 445,126               109,484
                                              -----------           -----------
Comprehensive loss                            $  (307,963)          $(2,319,249)
                                              ===========           ===========

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of this statement will have a material effect, if any, on its results of operations.

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

OVERVIEW

      Until recently, the primary business of United Leisure Corporation, a Delaware corporation (the "Company"), had been to act as a developer and manager (rather than an operator) under a ground lease with The Irvine Company, which ground lease covered approximately 300 acres of real estate in Irvine, California (the "Ground Lease"). The Ground Lease terminated on February 28, 1997, and although litigation remains pending with respect to various aspects of the Ground Lease, the Company does not anticipate that it will have any future income from its Ground Lease operations. The Company has been planning for the termination of its Ground Lease for the past several years, and its income from its Ground Lease operations has been reduced as a percentage of its total income from operations in the last several years.

      The Company currently operates three Camp Frasier day camp locations, three Planet Kids play/learning centers and one Frasier's Frontier, an amusement park. The Company intends to continue to operate each of these locations; however, the Company does not currently anticipate that it will continue to expand its children's educational and recreational activities in the future.

      On July 29, 1997, United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"), of which the Company currently owns a 50% membership interest, acquired, in fee simple, approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and the Silver City Casino. The Silver City Casino is owned and operated by Circus Circus and it is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property, but in the future UHC may determine to further develop the Las Vegas Property. The Company has the right to appoint one member of the three member management committee of UHC.

      Since 1986 the Company has been engaged in protracted and expensive litigation involving the Ground Lease with its landlord, The Irvine Company, in Orange County Superior Court (Case No. 49-12-02). The case is styled The Splash
v. The Irvine Company, et al. (the "Irvine Company Litigation"). The Irvine Company Litigation, as well as several other actions between the Company and The Irvine Company, and actions between the Company and its subtenants under the Ground Lease, are still pending. In the Irvine Company Litigation the Company was awarded a jury verdict in the total approximate amount of $42 million in November 1993, and the Irvine Company was denied any recovery against the Company on its claims. In April 1994, the Court granted a new trial on post-verdict motions brought by The Irvine Company. The Company has appealed this order. The appeal has been fully briefed and is currently scheduled for oral argument on November 18, 1997. If a new trial is ordered in connection with the Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. In view of the inherent uncertainties of litigation, the ultimate outcome of the Irvine Company Litigation cannot be predicted. See Part II, Item 1, "Legal Proceedings."

      During the nine months ended September 30, 1997 the Company's operations consisted of two business segments, facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property, which activities ceased at the termination of the Ground Lease on February 28, 1997, and children's recreational activities which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier. The Company had total operating revenues from its Ground Lease operations of $79,383 for the nine month period ended September 30, 1997 as compared to $1,072,106 for the nine month period ended September 30, 1996, a decrease of $992,723, due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The Company had total operating revenues from its children's recreational activities of $2,294,528 for the nine month period ended September 30, 1997 compared to $2,580,429 for the comparable period in 1996.

      All of the Company's current operations, other than its recent acquisition of the Las Vegas Property through UHC, of which the Company holds a 50% membership interest, are conducted in Southern California. The Company's Camp Frasier operations are also seasonal in nature, conducted during the summer season. Inflation in recent years has not been an important factor in the Company's operations.

      Las Vegas Property Acquisition. The purchase of the Las Vegas Property closed on July 29, 1997. The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of retailers and The Silver City Casino, which is currently responsible for approximately 50% of the rental income received by UHC from the Las Vegas Property. Upon the acquisition of the

Las Vegas Property, UHC became the lessor of the shopping center and the Silver City Casino. The Silver City Casino is owned and operated by Circus Circus and it is anticipated that Circus Circus will continue to operate this casino on the Las Vegas property. UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property. UHC is determining its future use of the Las Vegas Property. The Company has the right to appoint one member of the three member Management Committee of the UHC.

      The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid by a cash payment of approximately $5,590,000, by a one-year note being carried by the seller of the Las Vegas Property in the amount of $1,250,000 and by assumption of a first deed of trust on the Las Vegas Property by UHC in the principal amount of approximately $16,360,000. Of the cash down payment, the Company contributed approximately $3,800,000 to UHC as an additional capital contribution which was used to make such cash down payment.

      The Company obtained the $3,800,000 to make the additional capital contribution in part from its working capital and in part from two different loans as discussed below.

      Concurrently with the closing of UHC's purchase of the Las Vegas Property, Westminster Capital, Inc. ("Westminster"), an unrelated third party, made a loan of $1,900,000 (the "Westminster Loan") to the Company to enable it to meet its additional $3,800,000 capital contribution obligation. The loan was evidenced by a Secured Convertible Promissory Note made by the Company and is secured by Harry Shuster and Nita Shuster, the spouse of Harry Shuster. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company and currently serves as a member of the Management Committee of UHC. The Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of the Holder (which demand may not be made until July 29, 1998 unless there is a sooner event of default) or (ii) July 29, 1999 (the "Maturity Date"). The holder of the Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the Note into a 25% membership interest in UHC, which would leave the Company with a 25% membership interest in UHC after such conversion (or a 22-1/2% membership interest at August 1, 1999, the date by which the Company has agreed to transfer a 2-1/2% membership interest to Harvey Bibicoff in consideration for management consulting services rendered). The Note may be prepaid by the Company at any time after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the Note are required to be paid to Westminster as a prepayment on the Note.

      The Westminster Loan is secured by, among other things, a stock pledge agreement pursuant to which the Company has pledged 408,333 of the 941,666 shares it owns in Grand Havana, an affiliated public company of which Harry Shuster is the Chairman of the Board, President and Chief Executive Officer. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from Grand Havana (approximately $775,000 in principal amount at September 30, 1997). In addition, Harry Shuster and his spouse provided certain other security individually with respect to the Westminster Loan.

      As additional consideration for Westminster making the Westminster Loan the Company granted Westminster a three-year warrant to purchase 150,000 shares of the common stock of the Company exercisable at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. At the request of the holder of the warrants, the Company has filed a registration statement to register the shares of common stock underlying the warrants. In addition, Grand Havana, pursuant to the terms of an amendment dated July 15, 1997, to a financing agreement dated September 10, 1996, between Grand Havana and the Company, granted Westminster, as designee of the Company, a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants.

      On July 29, 1997, Harvey Bibicoff, an individual, loaned to the Company $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note, bears interest at the rate of 10% per annum and is due and payable on September 28, 1997. Subsequent to the fiscal quarter ended September 30, 1997, $875,000 of the $900,000 principal amount was repaid on this loan.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

      The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the Company's third quarter ended September 30, 1997, the Company received total revenues of $1,123,752, compared to revenues of $2,160,433 for the third quarter of 1996. The decrease in revenues was primarily due to the fact that the Company had no rental income from its Ground Lease operations for the fiscal quarter ended September 30, 1997 compared to revenues of $645,790 from its Ground Lease operations for its fiscal quarter ended September 30, 1996. The Company's revenues from its children's recreational activities for the comparable periods decreased from $1,514,643 for the fiscal quarter ended September 30, 1996 to $1,123,752 for the fiscal quarter ended September 30, 1997, a decrease of $390,891 or approximately 25.8%. This decrease in revenues was due primarily to the fact that since the Ground Lease terminated in February 1997, the Company had no revenues from its Camp Frasier located on the Company's Irvine Property during the summer of 1997, which camp was the Company's largest summer day camp operation.

      Operating expenses decreased from $1,784,500 for the quarter ended September 30, 1996 to $1,740,629 for the quarter ended September 30, 1997, or an aggregate decrease in operating expenses of $41,871. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February, 1997 offset by services rendered in obtaining the Westminster and Bibicoff Loans.

      For the quarter ended September 30, 1997, the Company incurred a net loss of $753,089 or ($.06) per share, as compared to net income of $1,533,024 or $.12 per share for the comparable period of 1996. This discrepancy is primarily due to the fact that the Company wrote-off a reserve for disputed contingency claim of $1,128,973 for the quarter ended September 30, 1996, and the fact that the Company had revenues from its Ground Lease operations for the quarter ended September 30, 1996, and no revenues from this source for the quarter ended September 30, 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

      During the nine month period ended September 30, 1997, the Company received total revenues of $2,373,911 as compared to total revenues of $3,652,535 for the first nine months of 1996, or a decrease of $1,278,624 in revenues, or approximately 35%. This decrease in revenues for the nine month period ended September 30, 1997 was due primarily to the fact that the Company had only $79,383 in rental income from the Company's Ground Lease operations for the nine month period ended September 30, 1997 compared to revenue of $1,072,106 from its Ground Lease activities for the nine month period ended September 30, 1996, due to the fact that the Company's Ground Lease operations terminated as of February 28, 1997.

      Operating expenses decreased from $4,513,405 for the nine month period ended September 30, 1996 to $4,431,217 for the nine month period ended September 30, 1997, or an aggregate decrease in operating expenses of $82,188. Depreciation and amortization expense increased to $556,673 for the nine month period ended September 30, 1997 from $340,226 for the nine month period September 30, 1996, or an aggregate of $216,447, due primarily to improvements made by the Company to its Frasiers Frontier location, Camp Frasier locations and the building of one new Planet Kids location. Occupancy expenses decreased to $3,201,062 for the nine month period ended September 30, 1997 compared to $3,537,402 for the comparable period in 1996, a decrease of $336,340 due primarily to termination of the Ground Lease.

      Interest income for the nine months ended September 30, 1997 was $276,940 as compared to $299,597 for the comparable period in 1996, a decrease of $22,657.

      The Company incurred legal costs of $518,710 during the nine month period ended September 30, 1997 as compared to $152,521 during the nine month period ended September 30, 1996, an increase of $366,189. This increase was due primarily to substantial legal fees and costs incurred by the Company in connection with several actions involving the Irvine Property, including the defense of the unlawful detainer action and actions involving the Company's subtenants on the Irvine Property. See Part II, Item 1, "Legal Proceedings".

      The Company had a net loss of $2,428,733 or ($.19) per share, with respect to the nine month period ended September 30, 1997 as compared to net income of $381,280 or $.03 per share, for the comparable period of the previous year, for an aggregate decrease in net income of $2,624,513. This increased loss is largely attributable to increased attorneys' fees and costs with respect to the various actions involving The Irvine Property and decreased revenues due to termination of the Ground Lease. In addition, the write-off of the reserve for a disputed contingent claim of $1,128,973 during the nine month period ended September 30, 1996, substantially increased net income during this period.

LIQUIDITY AND FINANCIAL CONDITION

      The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. These proceeds from the Company's 1994 public offering have now been exhausted and at September 30, 1997 the Company had cash or cash equivalents in the amount of $253,231.

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

      On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster Capital, Inc. and one for $900,000 from Harvey Bibicoff the latter of which has been substantially repaid. The loan from Westminster Capital, Inc. is secured by a significant amount of the Company's assets, including the 50% membership interest in UHC and a significant portion of the stock which the Company owns in Grand Havana. See "Overview, above". Although the Company believes it will be able to meet this loan obligation as it matures from working capital, from repayment by Grand Havana of certain loans made by the Company to Grand Havana and release of certain cash pledged by the Company to support a letter of credit for Grand Havana, or from additional financing from affiliated or unaffiliated sources, if the Company is unable to meet this loan obligation as becomes due, the collateral pledged by the Company could be foreclosed upon.

      As of September 30, 1997, amounts due and from, and investments in, related parties totaled approximately $7,258,401 or 49% of total assets and 73% of the Company's net worth. The above mentioned investments in assets or amounts due from related parties have been made in or are due primarily from two affiliates. Both affiliated companies, Grand Havana and HEP II, L.P., have had substantial losses and have working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth could be impaired or at risk. Even though Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies creates an inherent risk in these assets.

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

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

      For information with respect to the action styled The Splash v. The Irvine Company, et. al. (Case No. 49-12-02), filed in the Orange County Superior Court, reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997. Oral argument of the appeal remains scheduled for November 18, 1997. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

      For information with respect to the action styled Lion Country Safari, Inc. - California v. The Irvine Company, (Case No. 743669), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997. The appeal in this action remains pending. Within the next few months the Court will set a date for oral argument. In view of the inherent uncertainties of litigation, no predictions can be made as to the likely outcome of this matter.

      For information with respect to the action styled Irvine Meadows v. Shuster, et.al., (OCSC Case No. 771509), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 and in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997. On February 19, 1997 the trial judge granted plaintiff Irvine Meadow's request for an injunction against the Company, barring it from removing the Irvine Meadows Amphitheater. The case remains pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

      With respect to the action titled The Splash dba Wild Rivers v. Harry Shuster, et.al. (OCSC Case No. 771810) further described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997, a trial date has been set in this matter for April 27, 1998. In view of the inherent uncertainties of litigation, no prediction can be made as to the likely outcome of this matter.

      For information with respect to the action styled Lion Country Safari, Inc.-California v. The Irvine Co. (OCSC Case No. 775923) reference is made to the description of this action in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997. The Irvine Company moved for judgment on the pleadings in this action and to stay one of the causes of action. Both motions were denied. Both sides have initiated discovery. The trial has been schedule for early March, 1998. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

      For information with respect to the case styled The Irvine Company vs. Lion Country Safari, Inc. - California (OCSC Case No. 776187), reference is made to the description of this action in the Company's Quarterly Report on Form 10-QSB for its fiscal quarters ended March 31, 1997 and June 30, 1997. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no predication can be made as to the outcome of this matter.

ITEM 2.  CHANGES IN SECURITIES.

      On July 28, 1997, the Company issued 150,000 shares of its common stock to Harvey Bibicoff in consideration for consulting services rendered by Mr. Bibicoff to the Company, which shares were valued at $42,000 or $.028 per share, the market price at the date of issuance.

      On July 30, 1997 100,000 shares of common stock were issued to the law firm of Richman, Lawrence, Mann, Greene, Chizever & Phillips in consideration for professional services rendered as of July 30, 1997, which shares were valued at $28,000 or $.028 per share, the market price at the date of issuance.

      On July 29, 1997, in consideration for providing financing in connection with the acquisition of the Las Vegas Property by UHC, Westminster Capital, Inc. received a warrant to purchase up to 150,000 shares of the common stock of the Company, valued at $1,500 or $.01 per share at the date of issuance, which warrant is exercisable at the lesser of $.40 per share or 75% of the average price for the ten trading days prior to exercise.

      On July 3, 1997, in consideration for their service on the Board of Directors of the Company, the following Board members received options to purchase the following number of shares of common stock of the Company, all of which options are exercisable at an exercise price of $.3125 per share (the market price of the Company's common stock on the date of grant): J. Brooke Johnston, Jr.-- options to purchase 50,000 shares; Brian Shuster-- options to purchase 50,000 shares and Alvin Cassel-- options to purchase 25,000 shares. Also on July 3, 1997, the Company exchanged options to purchase 25,000 shares issued to Mr. Alexander for a note receivable of $10,000.

      Each of the foregoing offerings was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. Each of the forgoing transactions was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended for issuance of securities not involving any public offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      The Company filed a Report on Form 8K with the Commission on August 13, 1997, which Report on Form 8K was amended by the filing of a Form 8K/A with the Commission on October 14, 1997, which report, as amended, contained audited financial statements with respect to The Las Vegas Property.

      No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. .

                                    UNITED LEISURE CORPORATION

Date:  November 17, 1997

                                    By: /s/ Harry Shuster
                                        ----------------------------------------
                                           Harry Shuster, Chairman of the
                                           Board and Chief Executive
                                           Officer (Principal Financial Officer)