Form 10QSB/A
period 1997-09-30
UNITED LEISURE CORP
filed 1997-12-05
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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
                                        ============    ============    ============    ============








          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                            1997           1996
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                      $(2,428,733)   $   381,280
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization
   of property and equipment                                545,073        313,886
  Amortization of intangibles                                11,600         26,340
  Equity in net earnings of
    United Hotel & Casino                                   (22,000)            --
  Common stock issued for services                           63,000             --
  Gain from write-off of provision
    for disputed contingent claim                                       (1,128,973)
  Changes in operating assets and liabilities:
    Receivables                                             112,031       (128,054)
    Inventory                                                11,118        (12,607)
    Prepaid expenses                                          1,234        (39,193)
    Pre-opening costs                                                      (48,370)
    Deposits                                                 73,361         59,442
    Accounts payable and accrued expenses                   617,150        (17,312)
    Income taxes payable                                                    68,200
    Due from related party                                 (198,284)
    Earned interest on restricted cash                       (9,434)
    Deferred revenue and other                             (186,531)         4,324
                                                         ----------     ----------
NET CASH USED IN OPERATING
  ACTIVITIES                                             (1,410,415)      (521,037)
                                                        -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment                       (155,507)    (1,877,234)
  Lease acquisition costs                                                    1,585
  Loan receivable from Grand Havana Enterprises, Inc.      (775,000)
  Investment in Grand Havana Enterprises, Inc.             (575,000)
  Investment in HEP II                                      275,000     (1,750,000)
  Investment in United Hotel & Casino                    (3,751,500)
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (4,982,007)    (3,625,649)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable - Bibicoff                                   900,000
  Note payable - Westminster                              1,900,000
  Repayment of related party advances                                     (901,192)
                                                        -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                     2,800,000       (901,192)
                                                        -----------    -----------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                             (3,592,422)    (5,047,878)

CASH AND CASH EQUIVALENTS, Beginning                      3,845,653      9,929,785
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, End                          $   253,231    $ 4,881,907
                                                        ===========    ===========




           See accompanying Notes to Consolidated Financial Statements

                                                          1997          1998
                                                          ----          ----

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
     Interest paid                                      $ 128,954    $  62,843
     Income taxes paid                                               $  13,073
     Interest received                                  $ 276,940    $  96,696

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  The Company issued an aggregate of 250,000 shares
    of its common stock for services rendered           $  70,000    $      --
  The Company issued an aggregate of 150,000 warrants
    to purchase its common stock                        $   1,500    $      --
  The Company issued options to purchase an aggregate
    of 150,000 shares of its common stock to
    members of its Board of Directors                   $   1,500    $      --
  The Company exchanged a note receivable for
    outstanding options to one of its directors         $ (10,000)   $      --
                                                        ---------    ---------

                                                        $  63,000    $
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


Date:  December 4, 1997


                                    By: /s/ Harry Shuster
                                        ----------------------------------------
                                           Harry Shuster, Chairman of the
                                           Board and Chief Executive
                                           Officer (Principal Financial Officer)