Form 10KSB40
period 1997-12-31
UNITED LEISURE CORP
filed 1998-04-15
CIK 59684

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-6106

                           UNITED LEISURE CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    DELAWARE                                        13-2652243
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                 18081 MAGNOLIA
          FOUNTAIN VALLEY, CALIFORNIA                                 92708
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 837-1200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                     CLASS A COMMON STOCK PURCHASE WARRANTS
                                (TITLE OF CLASS)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year: $2,889,141

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 1998: $2,673,160

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                                  OUTSTANDING AT
                     CLASS                                        MARCH 30, 1998
                     -----                                        --------------
     Common Stock, par value $.01 per share                     12,718,849 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   No documents are incorporated by reference into this Annual Report on Form
                                    10-KSB.

         Transitional Small Business Issuer Format: Yes [ ]     No [X]
================================================================================

                            Exhibit Index on Page 26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Until February 28, 1997, when its Ground Lease with the Irvine Company (the "Irvine Company"), as landlord (the "Ground Lease"), expired, the primary business of United Leisure Corporation had been to act as a developer and manager (rather than as an operator) of approximately 300 acres of real estate in Irvine, California (the "Irvine Property"). Although litigation remains pending with respect to various aspects of the Ground Lease covering the Irvine Property, the Company does not anticipate that it will have any future income from its Ground Lease operations. Income from the Company's Ground Lease operations has been reduced as a percentage of its total income from operations in the last three years, accounting for less than three percent of the Company's revenues for the fiscal year ended December 31, 1997. The term the "Company" as used herein includes United Leisure Corporation, a Delaware corporation, and its subsidiaries.

     The Company owns and operates three "Camp Frasier" day camp locations, three "Planet Kids," an indoor multimedia interactive play learning center for children and one "Frasier's Frontier," an amusement park, all of which are located in southern California. The Company has written off certain of its Planet Kids assets in the amount of $3,862,554 and does not currently anticipate that it will expand any of its children's educational and recreational activities. See "Description of Business -- Planet Kids" and "Description of Business -- Camp Frasier and Frasier's Frontier," "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 5 to Notes to Consolidated Financial Statements.

     On July 29, 1997, United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"), in which the Company currently owns a 50% membership interest, acquired, in fee simple, approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus Circus Enterprises, Inc. (" Circus Circus"). It is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. The lease to The Silver City Casino is due to expire in October, 1999. UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement that may be entered into will be entered into on terms favorable to the Company. See "Recent Developments."

     The Company is also engaged in the development of certain proprietary interactive multimedia products which it has conceived. See "United Leisure Interactive."

     Since 1986 the Company has been engaged in protracted and expensive litigation involving the Ground Lease with its former landlord, Irvine Company, in Orange County Superior Court. The case is styled The Splash v. The Irvine Company, et al. (Case No. 491202) (the "Irvine Company Litigation"). This action, as well as several other actions between the Company and Irvine Company, and actions between the Company and its subtenants under the Ground Lease, are still pending. In the Irvine Company Litigation the Company was awarded a jury verdict in the total approximate amount of $42 million in November 1993, and Irvine Company was denied any recovery against the Company on its claims. In April 1994, the Superior Court granted a new trial on post-verdict motions brought by Irvine Company. The Company has appealed this order. The appeal was argued on November 18, 1997, and it is anticipated that the judge's ruling will be made in the near future. The Company and Irvine Company are currently involved in settlement discussions with respect to the Irvine Company Litigation; however, there can be no assurance that the parties will be able to reach a settlement or, if a settlement is reached, if it will be on terms favorable to the Company. If a new trial is ordered in connection with the Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. In view of the inherent uncertainties of litigation, there can be no assurance of the outcome of the appeal or any subsequent trial. See "Legal Proceedings."

     The Company was originally organized for the primary purpose of developing and operating a chain of African wildlife preserve and theme amusement parks known as "Lion Country Safari." The Company's last park operation, located in Irvine, California, was closed in November, 1984. United Leisure Corporation is the successor by change of name to Lion Country Safari, Inc., a Delaware corporation, which was originally organized in May 1969. The Company has operated and plans to continue to operate primarily as a holding company for its operating subsidiaries.

     The Company's principal executive offices are located at 18081 Magnolia, Fountain Valley, CA 92708. Its telephone number is (714) 837-1200.

RECENT DEVELOPMENTS

THE LAS VEGAS PROPERTY

     The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino, which is currently responsible for a substantial percentage of the rental income received by UHC from the Las Vegas Property. The purchase of the Las Vegas Property closed on July 29, 1997. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus Circus and it is anticipated that Circus Circus will continue to operate this casino. The monthly income of the Las Vegas Property is approximately $182,000 and the monthly expense is approximately $37,000. The lease to The Silver City Casino is due to expire in October, 1999. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement that may be entered into will be entered into on terms favorable to the Company.

     The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid in the form of (i) cash in the amount of approximately $5,590,000, (ii) a one-year note in the amount of $1,250,000 and
(iii) assumption of a first deed of trust on the Las Vegas Property in the principal amount of approximately $16,360,000. The Company contributed approximately $3,800,000 to the cash payment, which cash came in part from its working capital and in part from two different loans as discussed below. The Company owns a 50% membership interest in UHC, subject to (i) the right of Westminster to convert the Westminster Loan into 50% of the Company's interest in UHC and (ii) an agreement to transfer, on or prior to August 1, 1999, a 2 1/2% membership interest in UHC to Harvey Bibicoff in return for management consulting services rendered by Mr. Bibicoff to the Company. See
"Business -- Recent Developments -- Las Vegas Property Acquisition" and "Certain Relationships and Related Transactions."

     Concurrently with the closing of UHC's purchase of the Las Vegas Property, Westminster Capital, Inc. ("Westminster") made a loan of $1,900,000 (the "Westminster Loan") to the Company to enable it to meet a portion of its additional capital contribution obligation to UHC. The loan was evidenced by a Secured Convertible Promissory Note (the "Westminster Note") made by the Company. The Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of Westminster (which demand may not be made until July 29, 1998 unless there is a sooner event of default) or
(ii) July 29, 1999 (the "Maturity Date"). The holder of the Westminster Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the Westminster Note into one-half of the Company's membership interest in UHC. The Westminster Note may be prepaid by the Company at any time prior to conversion and after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the Westminster Note are required to be paid to Westminster as a prepayment on the Westminster Note.

     The Westminster Loan is secured by, among other things, a pledge of stock pursuant to which the Company has pledged 408,333 of the 966,666 shares it owns in Grand Havana Enterprises, Inc. ("GHEI"). As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company; serves as a member of the Management

Committee of UHC; and also serves as the Chairman of the Board, President, and Chief Executive Officer, and is a principal stockholder of, GHEI. In addition, Harry Shuster and his spouse, Nita Shuster, provided certain other security individually and jointly with respect to the Westminster Loan.

     As additional consideration for Westminster making the Westminster Loan, the Company granted Westminster a three-year warrant to purchase 150,000 shares of the common stock, par value $.01 per share, of the Company (the "Common Stock") at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. At the request of Westminster, the Company has filed a registration statement to register the shares of Common Stock underlying the warrants, which registration statement has been declared effective by the Securities and Exchange Commission. The Company additionally arranged for GHEI to grant to Westminster a three-year warrant to purchase 150,000 shares of the common stock of GHEI exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. See "Investments and Financing Activities," and "Certain Relationships and Related Transactions."

     In connection with the Company's meeting its obligations to UHC relating to the acquisition of the Las Vegas Property, on July 29, 1997, Harvey Bibicoff, a director of GHEI, made a short-term loan to the Company in the amount of $900,000 (the "Bibicoff Loan"). The Bibicoff Loan was evidenced by a promissory note, and bore interest at the rate of 10% per annum. The Company repaid $875,000, leaving a principal loan balance of $25,000 at December 31, 1997. See "Certain Relationships and Related Transactions."

THE IRVINE PROPERTY

  GENERAL

     After closing the operation of the Company's African wildlife preserve and theme amusement park in 1984, the Company developed the Irvine Property, with emphasis on leisure-time use and attractions, primarily through subleases. Each of the subleases, described below, expired in February 1997 upon expiration of the Ground Lease. Pursuant to the terms of the Ground Lease, the Company had the right to remove the leasehold improvements made to the Irvine Property at the expiration of the Ground Lease. Two of the Company's sublessees, Irvine Meadows Amphitheater ("Irvine Meadows") and The Splash, a California limited partnership ("The Splash"), the operator of Wild Rivers Park, brought actions against the Company seeking injunctions against the Company from removing the improvements on the subleased premises at the expiration of the term of the Ground Lease. These actions are currently pending. See "Legal Proceedings."

  AMPHITHEATER SUBLEASE

     Pursuant to a Sublease Agreement entered into in 1980 (the "Amphitheater Sublease"), with Irvine Meadows, the Company subleased approximately 20 acres of the Irvine Property, plus the right to use the 4,000 vehicle parking lot on the park property to Irvine Meadows for a term which was co-extensive with the Ground Lease. Irvine Meadows operates a 15,000 seat amphitheater, where concerts and other entertainment and cultural events are presented. Under the Amphitheater Sublease, Irvine Meadows paid a base annual rental of $150,000, against a percentage rental equal to 10% of all gross receipts from ticket sales. In addition, rental equal to the sum of 2% of all gross receipts from food sales, 5% of all gross receipts from the sale of beverages, and any additional rental obligation that may be incurred by the Company as a result of any activities of Irvine Meadows or others on the subleased premises other than those set forth above was required to be paid. During the 1996 season, the Amphitheater Sublease generated revenues of $355,389, and during the two months prior to the termination of the Amphitheater Sublease on February 28, 1997, it generated no revenues.

  WILD RIVERS WATER PARK

     The Company was a party to a Water Park Sublease with American Sportsworld, Inc., pursuant to which the Company subleased approximately 15 acres of the Irvine Property on which The Splash operates a theme family water park (the "Water Park"). The Water Park Sublease was terminated on February 28, 1997 upon the expiration of the Ground Lease. Additionally, the Company holds a 3.12% limited partnership interest in The Splash.

     Under the terms of the Water Park Sublease, The Splash paid a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual gross revenues. In addition, The Splash paid additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. The basis on which rental under this sublease was calculated is part of the rent dispute with Irvine Company in the Irvine Company Litigation. In 1996, The Splash paid the Company rentals of $686,665 and a limited partner distribution of $45,000 and during the two months prior to termination of the Water Park Sublease in 1997, The Splash paid the Company rentals of $39,583 and a limited partner distribution of $65,000.

     From the opening of its California animal park, the Company had an exclusive concession arrangement with Africa Arts of California, Inc. ("Africa Arts") related to the sale of souvenirs, gifts and similar merchandise on the Irvine Property. In order to terminate this arrangement by reason of the closing of the animal park operations in 1984, the parties entered into a new arrangement pursuant to which Africa Arts receives 10% of the gross revenues received by The Splash or any other party from the sale of such merchandise at the Water Park, plus 15% of all gross revenues received by the Company from the sale of such merchandise on the remainder of the Irvine Property. This agreement terminated upon the termination of the Ground Lease.

  PICNICS AND OTHER SUBLEASES

     In 1982, the Company converted a portion of the Irvine Property formerly used as part of the African wildlife preserve into a large park area which provides two exclusive-use picnic areas for use by companies for their company picnics and by other groups and organizations. Revenues from various rentals of this space were $214,364 during 1996. No revenues were generated during the two months of operations in 1997.

PLANET KIDS

     In June 1994, the Company entered into a joint venture with Master Glazier's Karate International, Inc. ("MGK"), a public company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids, Inc. ("Planet Kids"), which initially was equally owned. As of June 20, 1995, the Company bought out MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial investment of $500,000, plus accrued interest of approximately $40,500. In addition, the Board of the Directors granted to MGK an option to acquire up to 150,000 shares of the Company's Common Stock at an exercise price of $.01 per share. This option was exercised in 1995.

     The Planet Kids concept is to operate state-of-the-art children's play-learning centers to be operated out of leased premises and target children ages 3 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other indoor activities.

     Planet Kids opened its first play-learning center in Laguna Hills, California in July 1995 and its second play-learning center in Orange, California in December 1995. A third center in Fountain Valley, California was opened in September, 1996. In addition, Planet Kids has granted a license to PT Planet Kidsindo, Jakarta, Indonesia, to construct and operate a Planet Kids center at a location in the Orient to be determined, in return for a development fee in the amount of $100,000, $54,000 of which has been paid. The Company has written off certain of its Planet Kids assets in the amount of $3,862,554 and does not currently anticipate that it will expand any of its children's educational and recreational activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 5 to Notes to Consolidated Financial Statements.

CAMP FRASIER AND FRASIER'S FRONTIER

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

     Although due to the termination of the Ground Lease, the Company's Camp Frasier in Irvine had its last summer season in 1996, the Company has opened three additional Camp Frasier day camps in Southern California in which it is following programs similar to those developed at the Irvine location.

     During 1996, the Company accommodated approximately 2,905 campers and had revenues of $1,069,354. During 1997, the Company accommodated approximately 1,486 campers and had revenues of $542,102. The Company generally operates its Camp Frasier locations for nine weeks during the summer to correspond with the area school schedules.

     The Company opened its first Camp Frasier day camp on the Irvine Property during the summer of 1982. During its years of operating, this camp experienced a steadily increasing number of campers as well as increased revenues and operated at a capacity level for its last several years, with 2,107 campers participating in the Camp Frasier located on the Irvine Property in the summer of 1996, its last summer of operations due to the termination of the Ground Lease in February 1997.

     In April 1995, the Company obtained the right to operate a portion of Featherly Regional Park as a Camp Frasier day camp. The park is located in Yorba Linda in Orange County, California. During 1996, the Camp Frasier at Yorba Linda accommodated approximately 409 campers and had revenues of $137,241 and during 1997 the Camp Frasier at Yorba Linda accommodated approximately 396 campers and realized revenues of $137,685.

     In April 1995, the Company acquired certain real and personal property in El Cajon, near San Diego, California. The property was subsequently renovated by the Company and reopened as "Frasier's Frontier." The Camp Frasier location on this property had its first full season of operations in the summer of 1996. During 1996, its first full summer of operations, the Camp Frasier in El Cajon, California accommodated approximately 200 campers and had revenues of $54,837. During 1997 this Camp Frasier accommodated approximately 204 campers and had revenues of $52,291. See "Description of Property."

     In March 1996, the Company entered into a lease with the County of Orange to operate a Camp Frasier location in Foothill Ranch, Orange County, California. The lease is for a term of 15 years and provides that the Company will pay as annual rental the greater of the minimum annual rental or the percentage rental:
The minimum annual rental is $10,000 for the first year, $20,000 for the second year and $30,000 for years three through five. The percentage rental is equal to 15% of the gross receipts of the Company from the day camp and any swimming programs or lessons conducted by the Company. The Company operated its Foothill Ranch Camp Frasier for the full summer season in 1996. During 1996 this Camp Frasier accommodated approximately 189 campers and had revenues of $52,960 and during 1997 this Camp Frasier accommodated approximately 886 campers and had revenues of $352,126.

     The Company intends to continue to operate its existing Camp Frasier day camp locations and its Frasier's Frontier amusement park, but has no plans to continue to expand these operations at the current time.

UNITED LEISURE INTERACTIVE

     In exploring new avenues for the expansion of the Company's business, management of the Company has conceived several ideas for proprietary interactive multimedia products. Some of these ideas relate to games and interactive educational products that could be utilized at the children's play-learning centers operated by the Company, by other users, or marketed to specific end users and/or to the general public.

     In pursuing these new products, the Company has utilized a portion of the proceeds received from the public offering completed in 1994, developing new products for the World Wide Web via the Internet. The first such product being developed by the Company is called Netcruise and will allow users to book cruises through the Internet. Brian Shuster, a director of the Company, renders certain consulting services to the Company in connection with the development of the Company's interactive multimedia products. Brian Shuster is the son of Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company. See "Certain Relationships and Related Transactions."

INVESTMENTS AND FINANCING ACTIVITIES

     Investments in HEP II L.P. In April 1996, the Company acquired 50% of the limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), formed in March 1996, for an initial capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. Limited partners in HEP II are to receive 99% of all distributions made by HEP II until they receive a 110% return of their investment and thereafter they receive 50% of distributions until a 200% return is achieved, at which time HEP II will terminate. The general partner of HEP II is Hit Entertainment, Inc., a California corporation ("HEI"). Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of HEI as well as one of its principal stockholders. Brian Shuster, a director of the Company, is the President and a principal stockholder of HEI, and the son of Harry Shuster. See "Certain Relationships and Related Transactions."

     Investments in GHEI. In September 1996, the Company entered into a financing agreement (the "GHEI Financing Agreement"), in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by GHEI in connection with a lease which GHEI had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. The cash collateral was replaced by GHEI in full in October 1997. As additional consideration, the Company received 100,000 shares of the common stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share, which was exercised by the Company in February 1997. On July 15, 1997, the Company and GHEI entered into an amendment to the GHEI Financing Agreement pursuant to which (in consideration for the Company's agreeing to forego the requirement that GHEI replace the collateral pledged on an ongoing basis from certain operations) GHEI agreed to issue to the Company or its designee a warrant to purchase 150,000 shares of the common stock of GHEI at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade for the common stock of GHEI for the 10 day period prior to the exercise of the warrant. The Company subsequently designated Westminster, which provided financing to the Company in connection with the acquisition of the Las Vegas Property, as the entity to receive this warrant. See "Recent Developments -- Las Vegas Property Acquisition." Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI. See "Certain Relationships and Related Transactions."

     In February 1997 the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI. The loan, which may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of the stock of GHEI. This loan was not repaid when due on September 30, 1997. The related financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement. The parties have agreed to extend the maturity date of advances made under this financing agreement to March 31, 1998, and are currently negotiating an extension to September 30, 1998. During 1997, the Company advanced $775,000 and collected $125,000 from GHEI. At December 31, 1997, accrued interest amounted to $32,643, and an aggregate of $650,000 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement. See "Certain Relationships and Related Transactions."

BUSINESS SEGMENT INFORMATION

     The Company's operations for 1996 and 1997 consisted of two business segments, both segments conducting operations in Southern California. The first business segment consists of facility rentals, pursuant to which the Company subleases or otherwise allows others to use the Irvine Property. This business segment was terminated in February 1997 when the Ground Lease for the Irvine Property was terminated. See "Legal Proceedings." The second business segment consists of children's educational and recreational activities, which during 1997, included the operation of three Camp Frasiers, a day camp operated during the summer months; three Planet Kids, the Company's play-learning center operations; and one Frasier's Frontier, an amusement park. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company has an investment in UHC. See "Recent Developments" above.

COMPETITION

     The Company is subject to significant competition in connection with its Camp Frasier and Planet Kids operations and Frasiers' Frontier amusement park. There are many day camp operations throughout the Southern California area which compete with the Company's Camp Frasier locations, some of which are larger and have greater financial resources than the Company. The Company believes the most important competitive factors with respect to a day camp operation are location and the reputation of the particular camp operation. The Company believes the reputation of the Camp Frasier which it operated on the Irvine Property from 1982 through 1996 will allow its more recently opened Camp Frasier locations to compete effectively. In the children's educational and play-center business, there are already several large companies participating, including Discovery Zone, as well as many small, local entrants. The Company believes that the most important competitive elements with respect to its Planet Kids locations are location and the imagination applied to the activities provided for the centers' customers. The Company believes that its emphasis on high-tech interactive activities will allow it to compete effectively in this market. The Company's Frasiers' Frontier amusement park competes with other amusements parks, both larger and smaller than Frasiers' Frontier, in the Southern California area as well as with other children's recreational activities.

     The Company's Las Vegas Property receives rental income from a shopping center consisting of approximately 20 retailers and The Silver City Casino. Both the casino and the retailers at the Las Vegas Property compete with a large number of other similar operations on the Las Vegas Strip, and are dependent on tourism for a substantial percentage of their revenues. Many of the Company's competitors have substantially greater financial, marketing, personnel and other resources than the Company. Additionally, businesses catering to the tourist trade are often affected by changes in consumer taste and discretionary spending priorities, economic conditions, demographic trends, and employee availability. Any change in any or all of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     At March 1, 1998, the Company had 10 full-time employees and 133 part-time employees. In addition, the Company retained approximately 141 seasonal employees in 1997 who worked at the Company's Camp Frasier locations and at Frasier's Frontier. In addition, Harry Shuster, Chairman of the Board, President and Chief Executive Officer, is employed by the Company as a consultant. See "Executive Compensation -- Consulting and Employment Agreements."

ITEM 2. DESCRIPTION OF PROPERTY

     Until February 28, 1997, the Company was the lessee of the Irvine Property under a Ground Lease with the Irvine Company. The Company initially entered into the Ground Lease in February 1969. Until November 11, 1984, the Company operated an African wildlife preserve and theme amusement park, Lion Country Safari, on a portion of the Irvine Property. On that date, these park operations were closed. From the closure of the Company's African wildlife preserve until February 28, 1997, the Company acted primarily as a developer and manager of the Irvine Property through its sublease activities.

     Although the Ground Lease expired on February 28, 1997, the Company initiated an action against Irvine Company in which the Company alleges that it has the right to extend the term of the Ground Lease for an additional 26 years. Irvine Company has filed an action against the Company for unlawful detainer, alleging that the Ground Lease expired on February 28, 1997. The parties are currently in discovery in this action and a trial has been scheduled for April 20, 1998.

     In connection with its children's recreational activities, the Company has acquired one piece of real property and has entered into five leases. In April 1995, the Company acquired certain real property located in El Cajon in San Diego County, California (the "El Cajon Property") on which the Company currently operates one Camp Frasier, as well as its Frasier's Frontier Amusement Park. The El Cajon Property was acquired for a purchase price of approximately $1,650,000, payable $800,000 in cash, assumption of an existing note payable secured by the property in the amount of $120,000 (the "Assumed Note") and the execution of a purchase money note secured by the property in the amount of approximately $730,000 (the "Purchase Money Note"). The Assumed Note is payable interest only at the rate of 12% with the full principal amount due April 1, 2000. The Purchase Money Note bears interest at the rate of 9.67% per annum and provides for 59 monthly interest-only payments with all principal due and payable on March 1, 2000.

     In April 1995, the Company entered into a sub-operating agreement for its Camp Frasier in Yorba Linda, California, located in the Featherly Regional Park in Orange County, California. The agreement is for a term of 30 years. The Company pays rental under the agreement of $.50 per day for each camper for the first five years of the agreement, $1.00 per day for each camper for the next five years of the agreement, and the greater of $1.50 per day for each camper or five percent of that Camp Frasier's gross receipts for the balance of the term of the agreement. In addition, the Company pays as additional rent 7% of all camper enrollment fees during the first 2 years of the agreement and 10% of all camper enrollment fees thereafter and 5% of the gross receipts on all food and beverage sales at the camp and 5% on all merchandise at the camp. In addition, the Company agreed to make capital improvements to the Camp Frasier location of not less than $150,000 by the end of the first 24 month term of the lease. See "Description of Business -- Camp Frasier and Frasier's Frontier."

     In March 1996, the Company entered into a lease with the County of Orange with respect to its Camp Frasier location in Foothill Ranch, California in the Irvine Regional Park. The term of the lease is for 15 years. The annual rental paid by the Company under this lease is the greater of the "minimum annual rental," which is $10,000 for the first year of the lease, $20,000 for the second year of the lease and $30,000 for the third through fifth years of the lease, or a percentage rental equal to 15% of the gross receipts from the Camp Frasier at this location and from any Swim Programs/Lessons conducted by the Company at this location. On the fifth anniversary of the Lease, the minimum annual rental will be adjusted to the greater of 75% of the average annual rent paid by the Company for the preceding three years or $30,000, adjusted in proportion to changes to the Consumer Price Index for Los Angeles-Anaheim-Riverside promulgated by the Bureau of Labor Statistics of the U.S. Department of Labor.

     All of the Company's Planet Kids locations are leased. The Company entered into the lease for its Planet Kids location in Orange, California in August 1995 (the "Orange Lease"). The Orange Lease is for a term of ten years and the Company has two five year options to extend the lease. The initial base rental under the Orange Lease is $10,400 per month for the first year, $12,240 for the second through fifth years of the lease and $14,076 for the sixth through tenth years of the lease.

     The Company's lease for its Planet Kids location in Laguna Hills, California was entered into in October 1994 (the "Laguna Hills Lease"). The Laguna Hills Lease is for an initial term of ten years and the Company has three five-year options to extend this lease. The initial base rental on this lease is $11,590 per month, which base rental will be increased to $14,030 for the fifth through tenth years of the lease.

     The lease for the Company's Fountain Valley, California Planet Kids location was entered into in June 1995 (the "Fountain Valley Lease"). The Fountain Valley Lease is for a term of ten years and the Company has three five-year options to extend the lease term. The initial base rent under the Fountain Valley Lease is $9,032 per month which base rent increases to $10,835 per month for the sixth through tenth years of the lease.

     The Company has written off certain of its Planet Kids assets in the amount of $3,862,554 and does not currently anticipate that it will expand any of its children's educational and recreational activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 5 to Consolidated Financial Statements.

     UHC, in which the Company holds a 50% membership interest, acquired the Las Vegas Property on July 29, 1997. See "Business -- Recent Developments -- Las Vegas Property Acquisition." The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus Circus and it is anticipated that Circus Circus, which accounts for a substantial percentage of the rental income from the Las Vegas property, will continue to operate this casino on the Las Vegas Property. The lease for The Silver City Casino currently is due to expire in October, 1999. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement that may be entered into will be entered into on terms familiar to the Company.

     The principal executive offices of the Company are located at the Fountain Valley Planet Kids location. The Company rents additional corporate office space in Los Angeles from certain affiliates of the Company. Monthly rental paid by the Company with respect to its offices in Los Angeles is $2,587 per month. See "Certain Relationships and Related Transactions."

     In the opinion of management, all of the property which the Company owns or leases is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     Except as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

  THE IRVINE COMPANY LITIGATION

     In June, 1986, The Splash, the sublessee of the Company on the Company's leased premises which operates a water park on the subleased premises, filed a complaint against Irvine Company in Orange County Superior Court. The case is styled The Splash v. The Irvine Company, et al. (Case No. 491202). The lawsuit initially involved The Splash's allegation that Irvine Company's imposition of an unreasonably high liability insurance requirement acted to keep the water park from operating. In its complaint, The Splash sued Irvine Company for declaratory relief, interference with contract, intentional misrepresentation, negligent misrepresentation, bad faith repudiation of contract, breach of the implied covenant of good faith and fair dealing and breach of third-party beneficiary contract.

     In January, 1987, Irvine Company filed a cross-complaint against The Splash and also against the Company, which cross-complaint was subsequently amended several times. In its Third Amended Cross-Complaint, Irvine Company sued the Company for breach of contract, intentional misrepresentation, negligent misrepresentation, declaratory relief, indemnity and bad faith denial of contract, and the Company for breach of lease, indemnity, declaratory relief, and bad faith denial of contract. The Company answered Irvine Company's cross-complaint (also amended several times) and filed a cross-complaint against Irvine Company for a range of wrongful conduct against the Company over the past years. In general, the Company alleges that Irvine Company has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Company's cross-complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

     A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993 the Company was awarded a jury verdict in the total approximate amount of $42 million, and Irvine Company was denied any recovery against the Company. The jury found that Irvine Company had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Company approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine Company acted with "fraud and malice" in interfering with the Company's relationship with The Splash and therefore awarded an additional $5 million to the Company in punitive damages. In the rent dispute between Irvine Company and the Company, the jury found that the Company owed no rent whatsoever because of Irvine Company's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground lease had been entered into by the Company under duress and without consideration.

     In April 1994, after a hearing on post-verdict motions brought by Irvine Company for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine Company's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company appealed this Order and oral arguments on this appeal were heard on November 18, 1997. No decision has yet been handed down in this matter. In The Irvine Company Litigation, the primary claim against the Company is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine Company raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company intends to continue to defend these claims vigorously. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation. Should the Court of Appeals uphold the trial judge's new trial order, the Company intends to aggressively litigate its damage claims against Irvine Company. However, given the inherent uncertainties of litigation, there can be no assurance of the outcome of the appeal or any subsequent trial.

     On March 3, 1995, the Company filed a complaint in the Superior Court of the State of California against Irvine Company praying for declaratory relief and damages and for unjust enrichment. The case is styled Lion Country Safari, Inc.-California v. The Irvine Company, (Case No. 743669). The Ground Lease contains a provision which gives the Company the right to remove all improvements at the termination of the Ground Lease on February 28, 1997, and return the property to its original unimproved condition; however, Irvine Company has unilaterally granted extensions to the Company's sublessees, Irvine Meadows Amphitheater and Wild Rivers, without any participation or obtaining the consent to such extensions by the Company. The Company had requested from the court a declaration that it had the right to remove all improvements on the premises at the termination of the Ground Lease in accordance with its terms or, in the alternative, that the Company be compensated for the value of these improvements. The Company also contended that Irvine Company had been unjustly enriched by its actions.

     On October 31, 1995, the Court dismissed the Company's cause of action for unjust enrichment on the grounds that the cause of action was premature. As for the cause of action for declaratory relief, on March 5, 1996, the Court ruled that the Company had the right to remove all improvements from the leasehold at the termination of the Ground Lease if the Company was not in default at that time. The Court stated that it would issue no further declarations. The trial court also declared Irvine Company to be the prevailing party in the case even though the Company had won the primary declaration it had sought. Since the lease between the Company and Irvine Company entitles the prevailing party in any lease litigation to attorney's fees and certain costs, the trial court awarded Irvine Company $175,000 in attorney's fees and $10,738 in costs. The Company has filed an appeal with the Fourth District Court of Appeal. The Company is appealing only that part of the trial court's judgment awarding to Irvine Company attorneys' fees and costs. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

     On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster in a case styled Irvine Meadows v. Shuster. et al. (OCSC Case No. 771509). The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. Trial is now set for July 6, 1998. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On or about November 18, 1996, Wild Rivers, one of the Company's sublessees and the operator of Wild Rivers Water Park brought an action against the Company and Harry Shuster titled The Splash dba Wild Rivers v. Harry Shuster, et al. (OCSC Case No. 771810). The suit sought a preliminary injunction against those parties preventing them from removing the improvements to the leased premises made by The Splash pursuant to a provision in the Ground Lease that gives the Company the right to remove the improvements at the expiration of the Ground Lease. The request for preliminary injunction was denied by the court on February 6, 1997. The denial of Wild Rivers' request for preliminary injunction was appealed by Wild Rivers, but such appeal was dismissed. The action by Wild Rivers also seeks damages in an unspecified amount against the Company for, among other things, intentional and negligent interference with contractual relations and intentional and negligent interference with prospective economic advantage, as well as punitive damages. The Company has filed a cross-complaint against Wild Rivers seeking declaratory relief with respect to the Company's rights to remove the improvements on the property. A trial date has been set in this matter for April 27, 1998. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On February 27, 1997, the Company brought an action against Irvine Company for declaratory relief in a case styled Lion Country Safari, Inc. -- California
v. The Irvine Co. (OCSC Case No. 775923). In the lawsuit, the Company alleges that, although the initial term of the Ground Lease expires on February 28, 1997, it has the right to extend the tenancy for an additional 26 years, and has exercised that right. The Company is seeking a declaration that it has the right to such a lease extension. In addition, the Company is seeking damages for the value of the improvements in place at the time of Irvine Company's alleged conversion, in the amount of approximately $17,000,000. Irvine Company moved for judgment on the pleadings and to stay one of the causes of action. Both motions were denied. The trial has been scheduled for April 20, 1998. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On or about March 5, 1997, in a case styled The Irvine Company v. Lion Country Safari, Inc. -- California (OCSC Case No. 776187), Irvine Company sued the Company for unlawful detainer. Essentially, Irvine Company alleged that its lease with the Company expired on February 28, 1997 and that Irvine Company is therefore entitled to immediate possession of the leasehold premises. The Company contends that it had the right to extend the initial term of the Ground Lease for another 26 years, and has exercised that right. The Irvine Company moved for a judgment on the pleadings on April 18, 1997, which was granted by the Court. Judgment was entered granting the Irvine Company possession of the Irvine Property on April 25, 1997. The Company filed a Notice of Appeal of this judgment on May 1, 1997, which appeal is pending. The Company was evicted from the Irvine Property on May 6, 1997. On May 5, 1997, Irvine Company filed a motion to recover attorneys' fees and costs in the amount of $397,778. The court granted Irvine Company $125,000 in fees and $25,000 in costs. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

BANKRUPTCY OF SUBSIDIARY

     In August 1989 and June, 1990, Irvine Company obtained the right to attach the Company's revenues in the total amount of $1,097,786, enabling it to cut off virtually all sources of revenues available to the Company so that it was unable to continue its operations during its 1990 summer season. In response to this move by Irvine Company, the Company's Board of Directors determined that it would be necessary for its subsidiary, Lion Country Safari, Inc. -- California (the "Subsidiary") to seek protection under Chapter 11 of the United States Bankruptcy Code. On July 23, 1990, the Subsidiary filed a Petition for Reorganization under Chapter 11 in the United States Bankruptcy Court (Case No. SA 90-04968JB) in Santa Ana, California, in order to preserve the assets of the Subsidiary for the benefit of the stockholders and creditors of the Company, to enable the Company to continue its operations and to enable the Company to proceed with the effective prosecution of the Irvine Company Litigation. The Subsidiary operated under the aegis of the Bankruptcy Court for almost four years. As a result of the jury verdict obtained by the Company in the initial trial of the Irvine Company Litigation, the parties, by stipulation, agreed that the Subsidiary's petition under Chapter 11 be dismissed on December 9, 1993.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq SmallCap Market ("Nasdaq") under the symbol UTDL since November 10, 1994. Prior to that date, the Company's Common Stock was thinly traded in the over-the-counter market. In its 1994 public offering, the Company sold a total of 4,945,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Each of the Class A Warrants entitles the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $4.00 per share. On February 26, 1998, the Company's Class A Warrants were de-listed from Nasdaq because there were no longer any active market makers registered to trade the Warrants.

     The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 1996 through December 31, 1997, on Nasdaq, as reported to the Company in monthly reports from Nasdaq.

                                              1997                   1996
                                       -------------------    -------------------
                                       HIGH BID    LOW BID    HIGH BID    LOW BID
                                       --------    -------    --------    -------
1st Quarter..........................     $ 7/8     $ 3/8      $4 1/2     $2 1/4
2nd Quarter..........................       7/16      1/4       2 5/16     1
3rd Quarter..........................       5/16      5/16      1 5/16      7/16
4th Quarter..........................       13/16     1/4        15/16     1/4

     On April 13, 1998, the closing bid price of the Common Stock on Nasdaq was $.31 per share.

     The above quotations represent prices between market makers, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

     There were approximately 2,467 record holders of the Common Stock as of March 12, 1998.

     The Company does not currently meet the new listing standards for maintenance of the Company's securities on Nasdaq, which new standards became effective in late February 1998, including the requirement that the Company's common stock be traded at a price in excess of $1.00 per share. If the Company is unable to comply with these criteria, the Company's Common Stock may be de-listed from Nasdaq. In such event the Common Stock would most likely be traded on the OTC Bulletin Board, which could result in a less active trading market for the Common Stock, as well as make it more difficult for the Company to raise capital in the future through the sale of its securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In the past three years the Company has not conducted any sales of its securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except as follows:

     On July 28, 1997, the Company issued 150,000 shares of its common stock to Harvey Bibicoff in consideration for consulting services rendered by Mr. Bibicoff to the Company, which shares were valued at $42,000 or $.28 per share, the market price at the date of issuance.

     On July 30, 1997 100,000 shares of Common Stock were issued to the law firm of Richman, Lawrence, Mann, Greene, Chizever & Phillips in consideration for professional services rendered as of July 30, 1997, which shares were valued at $28,000 or $.28 per share, the market price at the date of issuance. That firm serves as general counsel to the Company and represents Harry Shuster, Chairman of the Board, President and a principal stockholder of the Company.

     On July 29, 1997, in consideration for providing financing in connection with the acquisition of the Las Vegas Property by UHC, Westminster received a warrant to purchase up to 150,000 shares of Common Stock, valued at $1,500 or $.01 per share at the date of issuance, which warrant is exercisable at the lesser of $.40 per share or 75% of the average price for the ten trading days prior to exercise.

     On July 3, 1997, in consideration for their service on the Board of Directors of the Company, the following Board members received options to purchase the following number of shares of common stock of the Company, (all of which options are exercisable at an exercise price of $.3125 per share, the market price of the Company's Common Stock on the date of grant):

       DIRECTOR                  OPTIONS           NO. OF SHARES
       --------                  -------           -------------
J. Brooke Johnston, Jr.          Purchase             50,000
Brian Shuster                    Purchase             50,000
Alvin Cassel                     Purchase             25,000
Alvin Alexander          On July 3, 1997, Company     25,000
                         exchanged options to
                         purchase for note
                         receivable of $10,000

     On February 2, 1998, in consideration for certain financial advisory services, the Company issued 100,000 shares of Common Stock to Transit Securities, Inc., which shares were valued at $31,300 or $0.313 per share.

     Each of the foregoing offerings was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. Each of the forgoing transactions was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof for issuance of securities not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of

Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forwarding-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Annual Report on Form 10-KSB are qualified in their entirety by this statement.

OVERVIEW

     Until February 1997, the primary business of the Company had been to act as a developer and manager (rather than as an operator) under the Ground Lease with Irvine Company on the Irvine Property. The Ground Lease terminated on February 28, 1997, and although litigation is pending with respect to various aspects of the Ground Lease, the Company does not anticipate that it will have any future income from its Ground Lease operations. The Company's income from its Ground Lease operations has declined as a percentage of its total income from operations in the last several years. In connection with The Irvine Company Litigation, the Company was awarded a jury verdict in the total approximate amount of $42 million in November 1993, and Irvine Company was denied any recovery against the Company on its claims. If a new trial is ordered in connection with The Irvine Company Litigation, the Company anticipates that it may have to incur substantial additional legal fees. In view of the inherent uncertainties of litigation, there can be no assurance of the outcome of the appeal or any subsequent trial. See "Legal Proceedings."

     The Company has written off certain of its Planet Kids assets in the amount of $3,862,554 and does not currently anticipate that it will expand any of its children's educational and recreational activities. See Note 5 to Notes to Consolidated Financial Statements below.

     During the fiscal year ended December 31, 1997, the Company's operations consisted of two business segments: (i) facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property, which activities ceased at the termination of the Ground Lease on February 28, 1997, and (ii) children's recreational activities, which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier, all located in Southern California. The Company had total operating revenues from its Ground Lease operations of $79,383 for the fiscal year ended December 31, 1997 as compared to $1,444,284 for the fiscal year ended December 31, 1996, a decrease of $1,364,901, due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The Company had total operating revenues from its children's recreational activities of $2,808,342 for the fiscal year ended December 31, 1997 compared to $3,051,216 for the comparable period in 1996.

     Investments In HEP II. On April 23, 1996, the Company made an initial investment of $1,500,000 as a limited partner in HEP II, which is engaged in the motion picture production business. The Company made an additional investment of $250,000 in HEP II on July 9, 1996, which was repaid in October 1996 to Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 8 to Notes to Consolidated Financial Statements). On July 22, 1996, the Company advanced $500,000 to HEP II, which was repaid by HEP II on July 25, 1996. The Company received capital distributions from HEP II of $379,000 in 1996 and $325,000 in 1997. The general partner of HEP II is HEI. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Chairman of the Board and a principal stockholder of HEI. Brian Shuster, a director of the Company, is the President and a principal stockholder of HEI. As of December 31, 1997, the balance of the investment in HEP II was $795,500. See "Certain Relationships and Related Transactions," below.

     Investment in GHEI. In September 1996, the Company entered into the GHEI Financing Agreement in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by GHEI in connection with a lease that GHEI had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. All of the cash collateral was replaced by October 1997 and no amount is currently due under the GHEI Financing Agreement. As additional consideration, the Company was issued 100,000 unregistered shares of the common stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

     In October 1996, the Company acquired in a private placement, 333,333 shares of GHEI's common stock and warrants to purchase 333,333 shares of GHEI's common stock at an exercise price of $1.50 per share, for $250,000. In February 1997, the Company exercised its warrants to purchase 333,333 shares of common stock of GHEI for a total exercise price of $575,000. In consideration for making the loan to GHEI in February 1997, GHEI issued to the Company 75,000 shares of GHEI's common stock, valued at $137,750. In February 1998, GHEI issued to the Company, as a late fee, an additional 25,000 shares of its common stock, which was valued by the Company at $38,681.

     As of December 31, 1997 and 1996, the Company held 966,666 shares and 433,333 shares of GHEI's common stock, respectively. Management of the Company estimated the fair value of the investment in GHEI using the discounted last closing price of the stock at December 31, 1997 (approximately 75% of $.47, or $.35 per share), resulting in an aggregate fair value of $340,025 at December 31, 1997. Unrealized loss on this investment included as a component of stockholders' equity was $742,406.

     Investment in UHC. In January 1997, the Company and two California limited liability companies formed UHC. On July 29, 1997, UHC acquired the Las Vegas Property, which currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino, which is owned and operated by Circus Circus. It is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. The lease for The Silver City Casino is due to expire in October, 1999. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement that may be entered into will be entered into on terms favorable to the Company.

     The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid in the form of (i) cash in the amount of approximately $5,590,000, (ii) a one-year note in the amount of $1,250,000 and
(iii) assumption of a first deed of trust on the Las Vegas Property in the principal amount of approximately $16,360,000. The Company contributed approximately $3,800,000 to the cash payment, which cash came in part from its working capital and in part from the Westminster Loan and the Bibicoff Loan.

SUBLEASE ACTIVITIES

     Set forth below is a summary of the major projects which the Company carried out on the Irvine Property through February 28, 1997, at which time all sublease activity terminated, when the Ground Lease expired.

     The Company was a party to the Amphitheater Sublease, pursuant to which the Company subleased approximately 20 acres of the Irvine Property to Irvine Meadows Amphitheater. In 1996 and 1997, the Company received $335,389 and $0, respectively, from the related Sublease Agreement.

     The Company had a sublease arrangement with James Productions, Inc. ("James"), since 1990 pursuant to which James had the right to conduct picnics and other special events on the 27-acre picnic areas of the Irvine Property. The Company received rentals under this arrangement of $214,364 in 1996 and $0 in 1997.

     The Company was a party to a sublease entered into in 1984 with American Sportsworld, Inc. covering The Splash, a water park on 15 acres of the Irvine Property opened to the public in July 1986. The Company has a 3.12% limited partnership interest in The Splash. Under the terms of such sublease, The Splash paid a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual gross revenues. In addition, The Splash had agreed to pay additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. In 1996 and 1997, American Sportsworld, Inc. paid the Company $686,665 and $39,583, respectively, in rentals. In addition, in 1996 and 1997, the Company received capital distributions in the amount of $45,000, and $65,000, respectively.

     During 1997, the Company's operations consisted of two business segments:
(i) facility rentals, pursuant to which the Company subleased or otherwise allows others to use the Irvine Property; and (ii) children's recreational activities, which includes the operation of the Company's Camp Frasier locations, Planet Kids locations and Frasier's Frontier. The Company had total operating revenues from its Ground Lease operations of $1,444,284 in 1996 and of $80,799 in 1997, and had total operating revenues from its children's recreational activities of $3,051,216 in 1996 and $2,808,342 in 1997.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     The Company had total revenues during the year ended December 31, 1996, in the amount of $4,495,500 as compared to $2,889,141 for 1997, a decrease of $1,606,359. The decrease is due primarily to the fact that the Company had rental income from its Ground Lease operations of $80,799 for the fiscal year ended December 31, 1997 compared to $1,444,284 for the fiscal year ended December 31, 1996. The Company's revenues from its children's recreational activities decreased from $3,051,216 for the fiscal year ended December 31, 1996 to $2,808,342 for the fiscal year ended December 31, 1997, a decrease of $242,874. This decrease in revenues was due primarily to the fact that since the Ground Lease terminated in February 1997, the Company had no revenues in 1997 from its Camp Frasier formerly located on the Irvine Property. This camp had been the Company's largest summer day camp operation.

     Operating expenses, excluding impairment losses, decreased from $6,055,281 for the fiscal year ended December 31, 1996 to $5,825,624 for the fiscal year ended December 31, 1997, or an aggregate decrease in operating expenses of $229,657. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with termination of the Company's Ground Lease operations in February, 1997, offset by services rendered in obtaining the Westminster Loan and the Bibicoff Loan. Impairment losses recognized during 1997 of $3,862,554 were due to a write-off of certain property and equipment of Planet Kids play-learning centers.

     For the fiscal year ended December 31, 1996, the Company had a net loss of $403,275 or ($.03) per share compared with a net loss of $7,313,545 or ($0.59) per share for the fiscal year ended December 31, 1997. The net loss in the fiscal year ended December 31, 1996 included income from reversal of provision of disputed contingent claims of approximately $1,100,000. The net loss in the fiscal year ended December 31, 1997 was primarily attributable to impairment loss in the amount of $3,862,554 relating to Planet Kids, additional legal expenses relating to The Irvine Company litigation and the fact that the Company had only two months of revenues from its Ground Lease operations for the fiscal year ended December 31, 1997.

     Legal expenses incurred by the Company were $331,291 for 1996 as compared to $716,291 for 1997. Interest income on the invested net proceeds of the 1994 public offering produced interest income of $382,028 in 1996, as compared to $344,009 in 1997. This decrease is due primarily to the fact that the Company expended substantially all of the net proceeds from its 1994 public offering by December 31, 1996.

     In 1996 the Company wrote-off a previous provision for a disputed contingency claim in the amount of $1,128,973 which it had previously established with respect to the Irvine Company Litigation due to management's belief that it was unlikely that any portion of this amount would ever have to be paid.

LIQUIDITY AND FINANCIAL CONDITION

     The Company has experienced operating losses in recent years. For the years ended December 31, 1997 and 1996, the Company experienced net losses of $7,313,545, including impairment losses of $3,862,554, and $403,275, respectively. The Company's working capital requirements have been and will continue to be significant. As of December 31, 1997, the Company had cash and cash equivalents of $152,770 and a working capital deficit of $3,153,983. In addition, the Company does not currently meet the new listing requirements of Nasdaq and it is possible that its Common Stock could be de-listed, which might result in the Company's having difficulty in raising capital through the sale of its securities.

     The Company's future capital requirements will depend on numerous factors. If the $42 million judgment in the Irvine Company Litigation is not upheld and a new trial is ordered, the Company anticipates that it will continue to expend significant funds on legal expenses. There are numerous uncertainties associated with the various aspects of the Irvine Company Litigation and the outcome of these matters could have a material adverse impact on the Company's liquidity.

     On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster and one for $900,000 from Harvey Bibicoff, the latter of which $825,000 has been repaid. The loan from Westminster is secured by a significant amount of the Company's assets, including its 50% membership interest in UHC and a significant portion of GHEI's common stock which the Company owns. Although the Company believes it will be able to meet this loan obligation as it matures, from working capital and from repayment by GHEI of an outstanding loan made by the Company to GHEI and/or from additional financing from affiliated or unaffiliated sources, if the Company is unable to meet this loan obligation as becomes due, the collateral pledged by the Company could be foreclosed upon.

     As of December 31, 1997, investments in and loans to affiliated companies, GHEI and HEP II, totalled approximately $1,817,000 or 22% of total assets and 45% of the Company's stockholders' equity. Both affiliated companies have had substantial losses and have working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies creates an inherent risk in these assets.

     Although the Company believes that its current cash and income from operations, distributions received by the Company as a result of its investments, and repayment to the Company of amounts previously advanced by the Company to GHEI will provide the Company sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation and related legal proceedings. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, it will be available to the Company on favorable terms.

YEAR 2000 ISSUES

     The nature of the Company's business systems is such that the year 2000 is expected to have a minimal impact on the Company's operations or financial performance. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will address the year 2000 problem adequately.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB commencing on page F-1 immediately following Part IV of this Report on Form 10-KSB.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the directors and executive officers of the Company:

                                             ALL POSITIONS            POSITION HELD
           NAME             AGE            WITH THE COMPANY               SINCE
           ----             ---            ----------------           -------------
Harry Shuster               63     Chairman of the Board, President       1969
                                   and Chief Executive Officer,
                                   Chief Financial Officer, and
                                   Director
Alvin Cassel                84     Secretary, Treasurer and Director      1969
Alvin Alexander             69     Director                               1975
J. Brooke Johnston          58     Director                               1996
Brian Shuster               39     Director                               1996

     Harry Shuster has been engaged in managing the affairs of the Company since 1967, serving in the capacity of Chairman of the Board, President and Chief Executive Officer since April, 1975. Mr. Shuster is also the Chairman of the Board, President and Chief Executive Officer of GHEI, a publicly-traded company primarily engaged in the business of the ownership and operation of private membership restaurants and cigar clubs whose offices are located in Los Angeles, California. See "Certain Relationships and Related Transactions." Mr. Shuster is also the Chairman of the Board of HEI, which is a privately-held independent motion picture production company. Mr. Shuster is also the father of Brian Shuster. See "Legal Proceedings," above, for a discussion of former bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Shuster is an officer and director.

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

     Brian Shuster has been the President of United Film Distributors, Inc. ("UFD"), an independent motion picture production company in Los Angeles, California since 1995. He is also President and a principal stockholder of HEI. See "Certain Relationships and Related Transactions." From 1993 through 1995, Brian Shuster was President of Beverly Hills Producers Group, an independent motion picture production company. From 1990 through 1993, Mr. Shuster was Vice President of Worldwide Entertainment Group, an independent motion picture production company. Brian Shuster is the son of Harry Shuster.

     J. Brooke Johnston, Jr. has been Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama since April 1996. Prior to that Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama where he practiced securities law for over 17 years.

     The present term of each Director will expire at the time of the next Annual Meeting of Stockholders of the Company. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and hold office until the next Annual Meeting of the Board of Directors or until their successors are duly elected and qualified.

     There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person, pursuant to which any of such persons was or is to be selected as a Director or an executive officer, except the Amended and Restated Consulting Agreement between the Company and Harry Shuster, which agreement is described below under "Executive Compensation -- Consulting and Employment Agreements."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's Securities with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1997 through December 31, 1997, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Harry Shuster was late in filing one Form 4 with respect to the transfer of shares to certain trusts beneficially owned by his children, and Brian Shuster was late in filing one Form 4 with respect to the transfer of shares by Harry Shuster to a trust for his benefit, due to an administrative oversight. In addition, each of Brian Shuster, Jay Brooke Johnston, Esq. and Alvin Cassel was late in filing one Form 4 with regard to the grant of options to each such person due to administrative oversight. All such filings have been made as of the date hereof.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

     The following table sets forth compensation paid or awarded to the Chief Executive Officer and all officers of the Company whose compensation exceeded $100,000 for all services rendered to the Company in 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                             -------------------------------    -----------------------
                                                                SECURITIES    LONG-TERM
                                                                UNDERLYING    INCENTIVE       ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR     SALARY          BONUS      OPTIONS       PAYOUT      COMPENSATION(2)
---------------------------  ----    --------        -------    ----------    ---------    ---------------
Harry Shuster                1997    $273,330(3)     $    --      --            --             $   --
  Chairman of the Board,     1996    $248,482(3)     $    --      --            --             $3,600
  President and Chief        1995    $196,790(1)(3)  $    --      --            --             $3,600
  Executive Officer
Renate Graf                  1997         N/A            N/A      N/A          N/A                N/A
  Vice President             1996    $ 60,865(4)          --      --            --                 --
  Controller                 1995    $117,049         30,000      --            --                 --

---------------
(1) The consulting fee due Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company under the Amended and Restated Consulting Agreement described below for 1995 was not paid in full. $24,521 of the amount was accrued on the books of the Company for later payment.

(2) Includes $300 per month car allowance paid Mr. Shuster.

(3) See this Item, "Executive Compensation -- Consulting and Employment Agreements".

(4) Ms. Graf was employed by the Company until her death in June 1996.

CONSULTING AND EMPLOYMENT AGREEMENTS

     As of June 1, 1994, the Company and Mr. Shuster entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), updating an arrangement originally effective as of September 1, 1984. The Consulting Agreement provides that Mr. Shuster will act as the President and Chief Executive

Officer and a Director of the Company throughout the five-year term of the Agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the Agreement. Mr. Shuster is also provided with either the use of a Company car or a $300 per month car allowance. During 1995, Mr. Shuster received a consulting fee of $196,790 under the Consulting Agreement, and an additional $24,521 was accrued on the books of the Company for later payment. The Company incurred consulting fees pursuant to the Consulting Agreement of $248,482 in 1996 and $273,330 in 1997. The Consulting Agreement also provides for certain disability benefits for a period of up to three years. The Consulting Agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. It is estimated that Mr. Shuster devoted approximately 30 hours per week to the affairs of the Company during 1996 and 1997. The Consulting Agreement provides for automatic one year renewals for each contract year that ends without termination of the Consulting Agreement by either party. The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Consulting Agreement by Mr. Shuster.

     The Company also pays rental to Mr. Shuster on an apartment which he uses while he is in New York City.

     The Company has no employee bonus or benefit plans, profit sharing plans, retirement plans or deferred compensation plans. No fees are paid directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.

STOCK OPTION GRANTS IN 1997

     The table below sets forth information regarding stock option grants made to each of the Executive Officers or Directors of the Company who received options during the fiscal year ended December 31, 1997. All of the options were issued at the fair market value of the Common Stock on the date of grant and are currently 100% vested.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                          PERCENT OF
                                         NUMBER OF      TOTAL OPTIONS
                                          SHARES          GRANTED TO
                                        UNDERLYING       EMPLOYEES IN    EXERCISE PRICE
                NAME                  OPTIONS GRANTED    FISCAL YEAR       ($/SHARE)       EXPIRATION DATE
                ----                  ---------------   --------------   --------------    ---------------
J. Brooke Johnston, Jr..............      50,000             40%             $.3125       December 31, 2002
Brian Shuster.......................      50,000             40%             $.3125       December 31, 2002
Alvin Cassel........................      25,000             20%             $.3125       December 31, 2002

STOCK OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

                                                    NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                          OPTIONS AT                 IN-THE-MONEY OPTIONS
                         ACQUIRED                     DECEMBER 31, 1997            AT DECEMBER 31, 1997(1)
                            ON        VALUE      ----------------------------    ----------------------------
         NAME            EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----            --------    --------    -----------    -------------    -----------    -------------
Harry Shuster..........     --          --         506,950           $--           $    0            $--
J. Brooke Johnston,
  Jr. .................     --          --         100,000           $ 0           $7,325            $ 0
Brian Shuster..........     --          --          50,000           $ 0           $4,675            $ 0
Alvin Cassel...........     --          --          50,000           $ 0           $2,867            $ 0
Alvin Alexander........     --          --          10,000           $ 0           $  935            $ 0

---------------
(1) Represents difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1997. Since the market price of the Common Stock at December 31, 1997 was less than the exercise prices of any of Mr. Shuster's outstanding options, the options were not "in-the-money" at December 31, 1997. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

STOCK OPTIONS

     At March 1, 1998, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 716,950 shares of the Common Stock of the Company held by the Company's officers and Directors. Of these, 506,950 were held by Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, and the balance were held by the other Directors of the Company, at option prices ranging from $.30 to $1.38 per share. See "Security Ownership of Certain Beneficial Owners and Management".

     All non-qualified stock options issued by the Company to its directors and executive officers are in substantially the same form. All options issued have a term which expires on December 31, 2002, and are immediately exercisable as to all of the shares of Common Stock covered thereby. The option price is the fair market value of the Common Stock of the Company as of the date of grant. Each option terminates at the end of 90 days following termination of association with or employment by the Company for any reason other than death or at the end of one year in the event such termination is caused by death.

     In addition to the non-qualified stock options held by directors and executive officers of the Company, at March 1, 1998, there were outstanding non-qualified options to purchase an aggregate of 150,000 shares of the Common Stock of the Company held by third parties. All of these non-qualified options are in substantially in the same form as those issued to directors and executive officers of the Company, except that generally they are not terminable until they expire. These options have exercise prices ranging from $.30 to $1.00 and expire at December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

     The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the directors and executive officers of the Company, individually and as a group, all as at March 15, 1998:

                                                         SHARES                  PERCENTAGE
     NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIALLY OWNED            OWNERSHIP
     ---------------------------------------       ------------------            ----------
Harry Shuster....................................     4,339,932(2)                  33.9%
Walton N.B. Imrie................................       654,430(3)                   5.1%
  c/o Kestral S.A
  Pausilippe Ch
  Des Trois-Portes 11
  2006 Neuchatel, Switzerland
Alvin Cassel.....................................       185,100(4)                   1.4%
Alvin Alexander..................................        18,021(5)                     *
Brian Shuster....................................       130,300(6)                     *
J. Brooke Johnston, Jr...........................       105,000(7)                     *
All Directors and Executive Officers
  as a Group (5 persons).........................     4,778,353(2)(4)(5)(6)(7)      36.9%

---------------

 *  Less than 1%

(1) Addresses are shown only for the beneficial owners of at least five percent of the class of security shown. The address of all officers and directors is c/o the Company at 18081 Magnolia, Fountain Valley, CA 92708.

(2) Includes 110,100 shares owned by Koorn N.V., a Netherlands Antilles corporation, all of whose capital shares are owned by Harry Shuster. Mr. Shuster has sole investment power over the shares owned by Koorn N.V., but shares voting power of these shares. Alvin Cassel, a director of the Company, acts as Managing Director of Koorn N.V. Also includes 125,000 shares owned by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita Shuster and Bardene Anne Shuster, 300 shares owned by Nita Shuster and Brian Shuster, and 300 shares owned by Nita Shuster and Stanley Shuster, of which shares Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 506,950 shares of common stock which are currently exercisable as well as 3,597,582 shares of stock owned directly by Mr. Shuster. Also does not include an aggregate of 240,000 shares owned by the trusts of which Mr. Shuster's adult children are the beneficial owner.

(3) These shares are owned by Plus One Finance, Ltd., a British Virgin Islands corporation, which is wholly-owned by Walton N.B. Imrie, a resident of Switzerland. Includes warrants to purchase 83,000 shares of common stock which are currently exercisable.

(4) Includes 110,100 shares held by Koorn N.V., as to which Mr. Cassel has shared voting power and options to purchase 75,000 shares of common stock which are currently exercisable.

(5) Includes options to purchase 10,000 shares that are currently exercisable.

(6) Includes 300 shares owned by Nita Shuster and Brian Shuster, 80,000 shares owned by The Brian Shuster Trust and options to purchase 50,000 shares which are currently exercisable.

(7) Includes options to purchase 100,000 shares which are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In prior years, the Company's Chairman of the Board, President and Chief Executive Officer, Harry Shuster, advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1995, advances in the amount of $789,649, excluding accrued interest of $649,800 were converted by Mr. Shuster into equity by the exercise of options to purchase 755,550 shares of the Company's Common Stock. Mr. Shuster has deferred payment of certain of the interest due to him under the loan arrangement and certain of the amounts due him under the Consulting Agreement. On July 29, 1995, the Company made an advance in the amount of $100,000 to Mr. Shuster, for personal expenses. The advance bears interest at 10% per annum. Advances, including accrued interest, to Mr. Shuster at December 31, 1997 and 1996 amounted to $1,327,072 and $1,259,260, respectively. As of December 31, 1997, the net receivable from Mr. Shuster amounted to $337,567. See "Note 8 to Notes to Consolidated Financial Statements."

     The Company leases certain of its office space, on a month-to-month basis, from a partnership in which Harry Shuster, is a partner. The Company paid rent to this partnership in the amount of $30,870 in 1996 and $31,044 in 1997. In addition, the Company also pays rent to Mr. Shuster on an apartment which he uses for his overnight accommodations while on the East Coast. The Company believes that the rental and other terms of these arrangements are no more favorable to Mr. Shuster than could have been obtained in a similar location from an independent, unrelated provider.

     Brian Shuster, a director of the Company, and the son of Harry Shuster, provides consulting services to the Company with respect to the development of the Company's product called Netcruise through its subsidiary, United Leisure Interactive, Inc. Brian Shuster receives $5,000 per month in consulting fees. The consulting arrangement is an oral arrangement, which may be terminated by either party upon 30 days notice. During the years ended December 31, 1997 and 1996, the Company paid Brian Shuster or accrued consulting fees of $60,000 and $60,000, respectively. See "Description of Business -- United Leisure Interactive."

     On June 3, 1997, the Company exchanged options to purchase 25,000 shares of Common Stock issued to Alvin Alexander, a director of the Company, for a note receivable of $10,000.

     In April 1996, the Company acquired 50% of the limited partnership interests in HEP II, for a capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. Its general partner is UFD. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, a director of the Company and the son of Harry Shuster, is the President of UFD.

     In September 1996, the Company entered into the GHEI Financing Agreement, in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by GHEI in connection with a lease that GHEI had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. All of the cash collateral was replaced by October 1997 and no amount is currently due under the GHEI Financing Agreement. As additional consideration, the Company was issued 100,000 shares of the common stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

     On July 15, 1997, the Company entered into an amendment to the GHEI Financing Agreement. The amendment to the GHEI Financing Agreement permitted GHEI to forego the requirement that it replace the collateral out of the initial membership fees it received from certain of its Grand Havana Room private membership cigar clubs, in consideration for which GHEI agreed to grant to the Company or its designee a three-year warrant to purchase 150,000 shares of the common stock of GHEI exercisable at the lesser of $.75 per share or 75% of the average trading price of the common stock of GHEI for a ten-day period prior to the exercise of the warrant. The Company subsequently designated Westminster to receive this warrant from GHEI in connection with the financing obtained by the Company related to the acquisition of UHC.

     In February 1997, the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI. The loan, which may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of the common stock of GHEI. This loan was not repaid when due on September 30, 1997. The related financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement. The parties have agreed to extend the maturity date of advances made under this financing agreement to March 31, 1998, and are currently negotiating an extension to September 30, 1998. During 1997, the Company advanced $775,000 and collected $125,000 from GHEI. At December 31, 1997, accrued interest amounted to $31,643, and an aggregate of $650,000 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement.

     Concurrently with the closing of UHC's acquisition of the Las Vegas Property, Westminster made The Westminster Loan of $1,900,000 to the Company to enable the Company to meet a portion of its $3,800,000 capital contribution to UHC. The Westminster Loan was evidenced by the Westminster Note, a secured convertible promissory note made by the Company. The Westminster Loan bears interest at 15% per annum and is due on the earlier to occur of (i) the demand of the holder which demand may not be made until July 29, 1998 unless there is a sooner event of default or (ii) July 29, 1999. The holder of the Westminster Note has the right, at any time prior to maturity date, to convert the entire outstanding principal balance of the note into a 25% membership interest in UHC, which would leave the Company with a 25% membership interest in UHC after such conversion (or a 22 1/2% membership interest at August 1, 1999, the date by which the Company has agreed to transfer a 2 1/2% membership interest to Harvey Bibicoff). The Westminster Note may be prepaid by the Company at any time after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the Westminster Note are required to be paid to Westminster as a prepayment on the Westminster Note. The Westminster Loan is secured by, among other things, a stock pledge agreement pursuant to which the Company has pledged 408,333 of the 966,666 shares of common stock it owns in GHEI. As additional security, the Company has granted a security interest to Westminster in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI (approximately $650,000 in principal amount at December 31, 1997). In addition, Harry Shuster and Nita Shuster provided certain other security individually and jointly with respect to the loan.

     As additional consideration for Westminster making the Westminster Loan, the Company granted Westminster a three-year warrant to purchase 150,000 shares of Common Stock of the Company exercisable at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. In addition, GHEI, pursuant to the terms of an amendment to the GHEI Financing Agreement, granted Westminster, as designee of the Company, a three-year warrant to purchase 150,000 shares of common stock of GHEI exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants.

     On July 28, 1997, the Company and Harvey Bibicoff, a director of GHEI, entered into an agreement pursuant to which the Company, in consideration for management consulting services rendered by Mr. Bibicoff to the Company, agreed to (i) transfer to Mr. Bibicoff, on or prior to August 1, 1999, a 2 1/2% membership interest in UHC free and clear of any liens, claims, or encumbrances, and (ii) issue 150,000 shares of Common Stock of the Company to Mr. Bibicoff. The obligations of the Company under the agreement were guaranteed by Harry Shuster and Nita Shuster, the spouse of Harry Shuster. During 1997, 150,000 shares of the Company's Common Stock, valued at $42,000, were issued to Mr. Bibicoff. The Company valued the 2 1/2% membership interest at $187,500 which was accrued as consulting fees in 1997.

     On July 29, 1997, in connection with obtaining the necessary financing required for the acquisition of the Las Vegas Property, Harvey Bibicoff made a loan to the Company in the amount of $900,000. The Bibicoff Loan was evidenced by a promissory note, bore interest at 10% per annum and was due and payable on September 28, 1997. The Company repaid $875,000, leaving a principal loan balance of $25,000 at December 31, 1997.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (b) Reports on Form 8-K. No Current Report on Form 8-K was filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED LEISURE CORPORATION

                                          By:       /s/ HARRY SHUSTER

                                            ------------------------------------
                                                       Harry Shuster
                                                   Chairman of the Board,
                                                       President and
                                                  Chief Executive Officer

Date: April 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----
                  /s/ HARRY SHUSTER                    Chairman of the Board, President  April 15, 1998
-----------------------------------------------------    and Chief Executive Officer
                    Harry Shuster                      (Principal Executive Officer and
                                                           Principal Accounting and
                                                              Financial Officer)

                  /s/ ALVIN CASSEL                                 Director              April 15, 1998
-----------------------------------------------------
                    Alvin Cassel

                 /s/ ALVIN ALEXANDER                               Director              April 15, 1998
-----------------------------------------------------
                   Alvin Alexander

                  /s/ BRIAN SHUSTER                                Director              April 15, 1998
-----------------------------------------------------
                    Brian Shuster

               /s/ J. BROOKE JOHNSTON                              Director              April 15, 1998
-----------------------------------------------------
                 J. Brooke Johnston

                                 EXHIBIT INDEX


 3-1. Restated Certificate of Incorporation of the Company, as filed in the office of the Secretary of State of the State of Delaware on June 27, 1988, filed as Exhibit 3-1 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
 3-2.     Bylaws of the Company, filed as Exhibit 3-2 to the Company's
          Registration Statement on Form SB-2 (Registration No.
          33-81074), are hereby incorporated herein by reference
 4-1.     Warrant Agreement, dated November 18, 1994, between the
          Company and OTR, Inc., filed as Exhibit 4-1 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1994, is hereby incorporated herein by reference
 4-2. Form of Warrant to Purchase Common Stock used in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit, filed as Exhibit 4-3 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
 4-3. Underwriter's Unit Purchase Option, dated November 18, 1994, issued to Stratton Oakmont, Inc., filed as Exhibit 4-3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference
10-1.     Ground Lease, dated February 11, 1968, between The Irvine
          Company and National Leisure, Inc., a Florida corporation
          (the "Ground Lease"), Amendment No. 1 to the Ground Lease, dated July 13, 1970; Amendment No. 2 to the Ground Lease, dated March 8, 1971; Amendment No. 3 to Ground Lease, dated
          May 8, 1972; Amendment No. 4 to Ground Lease, dated January
          12, 1976; Amendment No. 5 to Ground Lease, dated April 1,
          1976; Amendment No. 6 to Ground Lease, dated August 11,
          1976; Amendment No. 7 to Ground Lease, dated March 7, 1977;
          Amendment No. 8 to Ground Lease, dated April 22, 1977;
          Amendment No. 9 to Ground Lease, dated March 23, 1983;
          Letter, dated June 4, 1984, from The Irvine Company addressed to Lion Country Safari, Inc.; Amendment to Ground
          Lease (unnumbered), dated November 15, 1984; Amendment No.
          10 to Ground Lease, dated January 20, 1986; Consent to
          Sublease; Nondisturbance Agreement: Amendment to Sublease, dated as of December 26, 1985; Consent to and Agreement
          Concerning Encumbrance of Sublease, dated January 22, 1986 among The Irvine Company and Lion Country Safari, Inc.-The
          Irvine Company and Lion Country Safari, Inc.-California;
          Assignment and Purchase Agreement, dated March 23, 1983, between The Irvine Company and Lion Country Safari,
          Inc.-California; Partial Assignment of Sublessor's Interest in Sublease, dated March 23, 1983, by Lion Country Safari,
          Inc. to The Irvine Company, filed as Exhibit 10-1 to the
          Company's Registration Statement on Form SB-2 (Registration
          No.33-81074), is hereby incorporated herein by reference
10-2.     Sublease Agreement, dated August 7, 1980, between Lion
          Country Safari, Inc.-California and Feyline Presents, Inc.;
          Assignment of Sublease Agreement, dated August 19, 1980, between Feyline Presents, Inc. and Irvine Meadows
          Amphitheater; Amendment to Sublease, dated September 16,
          1980, between Lion Country Safari, Inc.-California and
          Irvine Meadows Amphitheater; Agreement, dated September 12,
          1980, among The Irvine Company, Lion Country Safari, Inc.
          and Lion Country Safari, Inc.-California; Letter Agreement, between The Irvine Company and Lion Country Safari,
          Inc.-California; Amendment to Sublease, dated January 1,
          1981, between Lion Country Safari, Inc. and Irvine Meadows
          Amphitheater; Letter, dated July 28, 1981, of Irvine Meadows
          Amphitheater addressed to the Company, filed as Exhibit 10-2 to the Company's Registration Statement on Form SB-2
          (Registration No. 33-81074), is hereby incorporated herein by reference


10-3.     Amended and Restated Consulting Agreement, dated as of June
          1, 1994, between the Company and Harry Shuster, filed as
          Exhibit 10-3 to the Company's Registration Statement on Form
          SB-2 (Registration No.33-81074), is hereby incorporated herein by reference
10-5.     Stock Option Agreement, dated December 7, 1990, between the
          Company and Haskell Slaughter Young & Johnston, Professional
          Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-5 to the Company's Registration Statement on Form SB-2
          (Registration No. 33-81074), is hereby incorporated herein by reference
10-6.     Stock Option Agreement, dated December 7, 1990, between the
          Company and Alvin Cassel covering 10,000 shares of Common
          Stock, par value $.01 per share, of the Company, filed as
          Exhibit 10-6 to the Company's Registration Statement on Form
          SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-7.     Stock Option Agreement, dated December 7, 1990, between the
          Company and Renate Graf covering 10,000 shares of Common
          Stock, par value $.01 per share, of the Company, filed as
          Exhibit 10-7 to the Company's Registration Statement on Form
          SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-8.     Stock Option Agreement, dated April 22, 1988, between the
          Company and Renate Graf covering 25,000 shares of Common
          Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the
          Company and Renate Graf, filed as Exhibit 10-9 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-9.     Stock Option Agreement, dated April 22, 1988, between the
          Company and Alvin Cassel covering 10,000 shares of Common
          Stock, par value $.01 per share, of United Leisure
          Corporation; Extension of Option Agreement, dated April 20,
          1993, between the Company and Alvin Cassel, filed as Exhibit
          10-10 to the Company's Registration Statement on Form SB-2
          (Registration No. 33-81074), is hereby incorporated herein by reference
10-10.    Stock Option Agreement, dated October 7, 1988, between the
          Company and Harry Shuster covering 37,500 shares of Common
          Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the
          Company and Harry Shuster, filed as Exhibit 10-12 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-11.    Stock Option Agreement, dated November 17, 1988, between the
          Company and Harry Shuster covering 75,000 shares of Common
          Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20,1993, between the Company and Harry Shuster, filed as Exhibit 10-13 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-12.    Stock Option Agreement, dated December 5, 1988, between the
          Company and Harry Shuster covering 37,500 shares of Common
          Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the
          Company and Harry Shuster, filed as Exhibit 10-14 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-14.    Stock Option Agreement, dated July 24, 1987, between the
          Company and Harry Shuster; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, covering 750,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-16 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference


10-15.    Option Agreement dated as of April 22, 1988, between the
          Company and Haskell Slaughter Young & Johnston, Professional
          Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option
          Agreement, dated April 20, 1993, between the Company and
          Haskell Slaughter Young & Johnston, Professional
          Association, filed as Exhibit 10-17 to the Company's
          Registration Statement on Form SB-2 (Registration No. 33-
          81074), is hereby incorporated herein by reference
10-16.    Option to Sublease, dated as of September 25, 1984, between
          Lion Country Safari, Inc.-California and American
          Sportsworld, Inc., including the proposed Lease and Agreement to be entered into upon exercise thereof, filed as
          Exhibit 10-19 to the Company's Registration Statement on
          Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-17.    Letter, dated February 22, 1985, from Lion Country Safari,
          Inc.-California addressed to American Sportsworld, Inc.;
          Lease, dated as of May 14, 1985,between Lion Country Safari,
          Inc.-California and American Sportsworld, Inc.; Amendment to
          Lease, dated December 2, 1985, between Lion Country
          Safari,Inc. and American Sportsworld, Inc.; Letter Contract, dated June 27, 1985,between the Company and The Splash;
          Assignment of Sublease, dated as of December 26, 1985, between Lion Country Safari, Inc.-California, American
          Sportsworld, Inc. and The Splash; Bill of Sale, dated
          January 10, 1986, between Lion Country Safari, Inc.-
          California and The Splash; Agreement of Limited Partnership
          (undated) of The Splash; Letter Agreement, dated October 16,
          1986, between Lion Country Safari, Inc.-California and The
          Splash; Letter Agreement, dated November 21, 1986, between
          Lion Country Safari, Inc.-California and The Splash; Letter
          Agreement, dated November 25, 1986, between Lion Country
          Safari, Inc.-California and The Splash, filed as Exhibit
          10-20 to the Company's Registration Statement on Form SB-2
          (Registration No. 33-81074), is hereby incorporated herein by reference
10-18.    Letter Agreement, dated January 31, 1986, between Africa
          Arts of California, Inc. and the Company, filed as Exhibit
          10-21 to the Company's Registration Statement on Form SB-2
          (Registration No. 33-81074), is hereby incorporated herein by reference
10-19.    Option Agreement, dated as of February 1, 1986, between the
          Company and Africa Arts of California, Inc. covering 35,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-22 to the Company's
          Registration Statement on Form SB-2 (Registration No.
          33-81074), is hereby incorporated herein by reference
10-20.    Promissory Note, dated June 1, 1985, of Lion Country Safari,
          Inc.-California in the principal amount of $973,927 drawn to the order of Harry Shuster, filed as Exhibit 10-23 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-21. Deed of Trust, Assignment of Rents and Security Agreement, dated June 1, 1985, between Lion Country Safari,
          Inc.-California, Brian H. Kay, Trustee, and Harry Shuster, filed as Exhibit 10-24 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-22.    Collateral Assignment of Leases and Rents, dated June 1,
          1985, between Lion Country Safari, Inc.-California and Harry
          Shuster, filed as Exhibit 10-25 to the Company's
          Registration Statement on Form SB-2 (Registration
          No.33-81074), is hereby incorporated herein by reference


10-23. Commercial Lease (General Form), dated July 21, 1986, between Lion Country Safari, Inc.-California and Orange
          County Transit District; Amendment No. 3 to Lease Agreement, dated April 17, 1989, between Lion Country Safari,
          Inc.-California and Orange County Transit District filed as
          Exhibit 10-26 to the Company's Registration Statement on
          Form SB-2(Registration No. 33-81074), is hereby incorporated herein by reference
10-24. Stock Option Agreement, dated as of February 22, 1989, covering 67,500 shares of the Common Stock, par value $.01 per share, of the Company in favor of Tactron Liquidating
          Trust, filed as Exhibit 10-27 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-25. Stock Option Agreement, dated as of February 22, 1989, covering 7,500 shares of the Common Sock, par value $.01 per share, of the Company in favor of Lindsey & Associates, Inc., filed as Exhibit 10-28 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-26.    Memorandum of Agreement, dated March 7, 1990, between Lion
          Country Safari, Inc.,-California and James Productions,
          Inc., filed as Exhibit 10-34 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-27. Form of Indemnity Agreement entered into by the Company with each of its Directors, filed as Exhibit 10-35 to the Company's Registration Statement on Form SB-2 (Registration
          No. 33-81074), is hereby incorporated herein by reference
10-28. Stock Option Agreement, dated September 23, 1993, between the Company and Renate Graf, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-40 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-29. Stock Option Agreement, dated September 23, 1993, between the Company and Alvin Cassel, covering 5,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-41 to the Company's Registration
          Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference
10-30.    Agreement for Purchase and Sale and Joint Escrow
          Instructions, dated April 5, 1995, between PLC Properties,
          Inc. and United Leisure Corporation, filed as Exhibit 10-30 to Amendment No. 1 to the Company's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-31.    Sub-Operating Agreement, dated April 11, 1995, between
          Canyon R.V. Park and Camp Frasier, Inc., together with related Operating Agreements, filed as Exhibit 10-31 to Amendment No. 1 to the Company's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-32.    Standard Retail/Office Complex Lease, dated October 12,
          1994, between PSA Properties and Planet Kids, Inc., filed as
          Exhibit 10-32 to Amendment No. 1 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-33.    Commercial Lease, between Eastrich Multiple Investor Fund
          L.P., Midland Loan Services, L.P et al., and Planet Kids,
          Inc., effective August 9, 1995 and Rider thereto filed as
          Exhibit 10-33 to Amendment No. 1 to the Company's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference


10-34.    Lease, dated June 29, 1995, between Magnolia Square and
          Planet Kids, Inc. and Addendum thereto, filed as Exhibit
          10-34 to Amendment No. 1 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-35.    Territory Rights Agreement, between Planet Kids, Inc. and PT
          Planet Kidsindo, filed as Exhibit 10-35 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-36. Financing Agreement dated as of February 12, 1997 between the Company and Grand Havana Restaurants, Inc., filed as
          Exhibit 10-36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-37. Financing Agreement dated as of September 10, 1996 between the Company and Grand Havana Enterprises, Inc., filed as
          Exhibit 10-37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-38. Operating Agreement for United Hotel & Casino, LLC., dated as of January 22, 1997, filed as Exhibit 10-38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-39.    Lease dated March 7, 1996 between County of Orange and Camp
          Frasier, Inc., filed as Exhibit 10-39 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1996, is hereby incorporated by reference
10-40.    Secured Convertible Promissory Note dated July 29, 1997 for
          $1,900,000 made by the Company and Harry and Nita Shuster to Westminster Capital, Inc., filed as Exhibit 10.2 to the
          Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-41.    Security Agreement dated July 29, 1997 by and between the
          Company and Westminster Capital, Inc., filed as Exhibit 10.3 to the Company's current Report on Form 8-K/A dated July 29,
          1997, is hereby incrporated by reference
10-42. Security Promissory Note dated July 28, 1997 in the principal amount of $900,000 made by the Company to Harvey
          Bibicoff, filed as Exhibit 10.4 to the Company's current
          Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-43.    Pledge Agreement dated July 28, 1997 by and between the
          Company and Harvey Bibicoff, filed as Exhibit 10.5 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-44.    Pledge Agreement dated July 29, 1997 by and between the
          Company and Westminster Capital, Inc., filed as Exhibit 10.6 to the Company's current Report on Form 8-K/A dated July 29,
          1997, is hereby incorporated by reference
21.       Subsidiaries of the Company
23.       Consent of Hollander, Gilbert & Co.
27.       Financial Data Schedule

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1

Consolidated Balance Sheets at December 31, 1997 and 1996...  F-2

Consolidated Statements of Operations for the years ended     F-3
  December 31, 1997 and 1996................................

Consolidated Statement of Stockholders' Equity for the years  F-4 ended December 31, 1997 and 1996..........................

Consolidated Statements of Cash Flows for the years ended     F-5
  December 31, 1997 and 1996................................

Notes to Consolidated Financial Statements..................  F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
United Leisure Corporation

     We have audited the accompanying consolidated financial statements of United Leisure Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the consolidated financial statements, under existing circumstances, there is a substantial doubt about the ability of the Company to continue as a going concern at December 31, 1997. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          HOLLANDER, GILBERT & CO.

Los Angeles, California
March 11, 1998

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997           1996
                                                              ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $    152,770    $ 3,845,653
  Receivables...............................................        21,732        128,843
  Prepaid expenses and other current assets.................        59,690        121,266
                                                              ------------    -----------
          TOTAL CURRENT ASSETS..............................       234,192      4,095,762
PROPERTY AND EQUIPMENT, Net (Notes 5 and 6).................     2,172,569      6,578,586
INVESTMENT IN UNITED HOTEL (Notes 4 and 8)..................     3,633,800             --
INVESTMENT IN HEP II -- RELATED PARTY (Note 4)..............       795,500      1,120,500
INVESTMENT IN GRAND HAVANA -- RELATED PARTY
  (Notes 4 and 8)...........................................       340,025        511,766
LOANS RECEIVABLE FROM GRAND HAVANA -- RELATED PARTY (Note
  8)........................................................       681,643         25,411
DUE FROM OFFICER AND DIRECTOR (Note 8)......................       337,567        305,706
RESTRICTED CASH -- RELATED PARTY (Note 4)...................            --        875,000
DEPOSITS AND OTHER ASSETS...................................        82,043        242,155
                                                              ------------    -----------
                                                              $  8,277,339    $13,754,886
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable (Notes 6 and 8).............................  $  1,925,000    $        --
  Accounts payable and accrued expenses.....................     1,387,039        623,015
  Deferred revenues.........................................        32,710        143,945
  Deposits and other........................................        43,426        124,275
                                                              ------------    -----------
          TOTAL CURRENT LIABILITIES.........................     3,388,175        891,235
LONG-TERM DEBT (Note 7).....................................       842,000        842,000
STOCKHOLDERS' EQUITY (Notes 4 and 11)
  Preferred stock, $100 par value; authorized -- 100,000
  shares; issued and outstanding -- none....................            --             --
  Common stock, $.01 par value; authorized -- 30,000,000
     shares; issued and outstanding -- 12,618,849 shares in
     1997 and 12,368,849 shares in 1996.....................       126,188        123,688
  Capital in excess of par value............................    24,587,188     24,326,458
  Accumulated deficit.......................................   (19,923,806)   (12,610,261)
  Unrealized gain (loss) on investment......................      (742,406)       181,766
                                                              ------------    -----------
          TOTAL STOCKHOLDERS' EQUITY........................     4,047,164     12,021,651
                                                              ------------    -----------
                                                              $  8,277,339    $13,754,886
                                                              ============    ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
REVENUE
  Rentals...................................................  $    80,799    $ 1,444,284
  Children's recreational activities........................    2,808,342      3,051,216
                                                              -----------    -----------
          TOTAL REVENUE.....................................    2,889,141      4,495,500
DIRECT OPERATING EXPENSES...................................    3,971,056      4,486,098
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    1,107,286      1,045,521
DEPRECIATION AND AMORTIZATION...............................      747,282        523,662
IMPAIRMENT LOSSES (Note 5)..................................    3,862,554
                                                              -----------    -----------
LOSS BEFORE OTHER INCOME (EXPENSE)..........................   (6,799,037)    (1,559,781)
OTHER INCOME (EXPENSE)
  Reversal of provision for disputed contingent claim (Note
     3).....................................................           --      1,128,973
  Legal costs (Note 3)......................................     (716,291)      (331,291)
  Equity in net loss of United Hotel (Note 4)...............     (117,700)
  Interest income...........................................      344,009        382,028
  Interest expense..........................................     (303,823)       (91,223)
  Other, net................................................      279,297         68,019
                                                              -----------    -----------
          TOTAL OTHER INCOME (EXPENSE)......................     (514,508)     1,156,506
                                                              -----------    -----------
NET LOSS....................................................  $(7,313,545)   $  (403,275)
                                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........   12,493,849     12,368,849
                                                              ===========    ===========
BASIC LOSS PER SHARE........................................  $     (0.59)   $     (0.03)
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                            COMMON STOCK
                        ---------------------   CAPITAL IN                     UNREALIZED
                        NUMBER OF                EXCESS OF    ACCUMULATED    GAIN (LOSS) ON
                          SHARES      AMOUNT     PAR VALUE      DEFICIT        INVESTMENT        TOTAL
                        ----------   --------   -----------   ------------   --------------   -----------
Balance, December 31,
  1995................  12,368,849   $123,688   $24,326,458   $(12,206,986)    $      --      $12,243,160
Unrealized gain on
  investment..........                                                           181,766          181,766
Net loss..............                                            (403,275)                      (403,275)
                        ----------   --------   -----------   ------------     ---------      -----------
Balance, December 31,
  1996................  12,368,849    123,688    24,326,458    (12,610,261)      181,766       12,021,651
Issuance of common
  stock for
  services............     250,000      2,500        67,500                                        70,000
Fair value of options
  and warrants issued
  to non-employees....                              193,230                                       193,230
Unrealized gain on
  investment..........                                                          (924,172)        (924,172)
Net loss..............                                          (7,313,545)                    (7,313,545)
                        ----------   --------   -----------   ------------     ---------      -----------
Balance, December 31,
  1997................  12,618,849   $126,188   $24,587,188   $(19,923,806)    $(742,406)     $ 4,047,164
                        ==========   ========   ===========   ============     =========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(7,313,545)   $  (403,275)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      741,642        523,662
     Impairment losses......................................    3,862,554
     Issuance of common stock for services..................       70,000
     Fair value of options and warrants issued to
      non-employees.........................................      193,230
     Reversal of provision for disputed contingent claim....                  (1,128,973)
     Accrual of interest from related party.................       (6,232)       (25,411)
     Equity in net loss of United Hotel.....................      117,700
     Receipt of common stock of Grand Havana as loan fees...     (177,431)
     Changes in operating assets and liabilities:
       Receivables..........................................      107,111        288,525
       Prepaid expenses and other current assets............       61,576         49,993
       Pre-opening costs....................................           --         87,051
       Deposits.............................................      160,112            405
       Accounts payable and accrued expenses................      764,024         28,703
       Accrued expenses due to related party................           --        113,756
       Deferred revenues....................................     (111,235)      (948,971)
       Other current liabilities............................      (80,849)        32,625
                                                              -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES.............   (1,611,343)    (1,381,910)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (198,179)    (2,221,722)
  Restricted cash...........................................      875,000       (875,000)
  Investment in limited partnership.........................                  (1,500,000)
  Distributions from limited partnerships...................      325,000        394,500
  Advances to limited partnership...........................                    (500,000)
  Collection of advances to limited partnership.............                     500,000
  Investment in Grand Havana................................     (575,000)      (250,000)
  Advances to related party.................................      (31,861)      (250,000)
  Investment in United Hotel................................   (3,751,500)
  Loan receivable from Grand Havana.........................     (775,000)
  Collection of loan receivable from Grand Havana...........      125,000
                                                              -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES.............   (4,006,540)    (4,702,222)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable...............................    2,800,000
  Repayments of notes payable...............................     (875,000)
                                                              -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    1,925,000             --
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (3,692,883)    (6,084,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    3,845,653      9,929,785
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   152,770    $ 3,845,653
                                                              ===========    ===========
CASH PAID FOR:
  Interest..................................................  $   159,850    $    91,223
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- The Company operates a summer day camp and an amusement park in San Diego County, California, summer day camps in two other locations in Southern California, and children's play-learning centers known as Planet Kids in three locations in Southern California. The Planet Kids centers operate out of leased premises and service children ages 3 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other activities. The Company is also developing a product called Netcruise that will allow for booking cruises through the Internet.

     In prior years, the Company's primary business had been to develop a ground lease and related improvements in Irvine, California, through sub-leases, so as to convert the leased asset into a revenue producing property. The Company's ground lease expired on February 28, 1997 (see Note 3 -- Legal Proceedings).

     Principles of Consolidation -- The consolidated financial statements include the accounts of United Leisure Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require a fair value based method of accounting for stock options. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and to comply with the pro forma disclosure requirements of SFAS No. 123.

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

     Property and Equipment -- Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:

Buildings and improvements..................................  3-27 years
Machinery, equipment and vehicles...........................  4-10 years
Furniture, fixtures and office equipment....................  5-10 years
Computers...................................................     6 years
Signs.......................................................    10 years

     Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

     Investments in Limited Partnerships and Limited Liability
Company -- Investments in 20 percent to 50 percent owned limited partnership and limited liability company are carried at equity. Investment in less than 20% owned partnership is carried at cost less distributions.

     Earnings per Share -- The FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which was required to be adopted by the Company for its fiscal year ended December 31, 1997 and also required restatement of the earnings per share ("EPS") data for the fiscal year ended December 31, 1996. The restatement did not have an effect on the basic loss per share in 1996. Basic EPS is calculated by dividing income available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator" ) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

     Impact of Recently Issued Accounting Standard -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is permitted. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company will adopt this statement on its financial statements for the year ended December 31, 1998. Had the Company adopted this statement during the year ended December 31, 1997, the Company's statement of comprehensive income would show a comprehensive loss of $8,237,717, which include other comprehensive loss from unrealized loss on investment during 1997 of $924,172.

     Reclassifications -- Certain 1996 balances have been reclassified to conform with current years presentation.

     Supplemental Disclosures of Non-Cash Investing and Financing Activities:

                                                           1997        1996
                                                         --------    --------
Notes payable issued in acquisition of property........              $842,000
Issuance of common stock for services..................  $ 70,000
Fair value of options and warrants to non-employees....  $193,230

 2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Going Concern -- The Company has experienced operating losses in recent years. For the years ended December 31, 1996 and 1997, the Company experienced net losses of $403,275 and $7,313,545, which latter amount includes impairment losses of $3,862,554, respectively. The Company's working capital requirements have been and will continue to be significant. As of December 31, 1997, the Company had cash and cash equivalents of $152,770 and a working capital deficit of $3,153,983. In addition, the Company does not currently meet the new listing requirements for continued listing on the Nasdaq's SmallCap Market and it is possible that its securities could be de-listed, which might result in the Company having difficulty in raising capital through the sale of its securities.

     The Company has written off certain of its Planet Kids assets in the amount of $3,862,554 and does not currently anticipate that it will expand any of its childrens' educational and recreational activities.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

Liquidity -- As of December 31, 1997, investments and loans to Grand Havana Enterprises, Inc. and HEP II, L.P. totaled approximately $1,817,000 or 22% of total assets and 45% of the Company's stockholders' equity. Both affiliated companies had substantial losses and had working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Even though Management believes that it is more likely than not that the investments and loans with affiliated companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets.

     The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 3. LEGAL PROCEEDINGS

     In June 1986, The Splash, the sublessee of the Company on the Company's leased premises which operates a Water Park on the subleased premises, filed a complaint against The Irvine Company ("Irvine") in Orange County Superior Court. The lawsuit initially involved The Splash's allegation that Irvine's imposition of an unreasonably high liability insurance requirement acted to keep the water park from operating. In its complaint, The Splash sued Irvine for declaratory relief, interference with contract, intentional misrepresentation, negligent misrepresentation, bad faith repudiation of contract, breach of the implied covenant of good faith and fair dealing and breach of third-party beneficiary contract.

     In January 1987, Irvine filed a cross-complaint against The Splash and also against the Company, which cross-complaint was subsequently amended several times. In its Third Amended cross-complaint, Irvine sued the Company for breach of contract, intentional misrepresentation, negligent misrepresentation, declaratory relief, indemnity and bad faith denial of contract, and the Company for breach of lease, indemnity, declaratory relief, and bad faith denial of contract. The Company answered Irvine's cross-complaint (also amended several times) and filed a cross-complaint against Irvine for a range of wrongful conduct against the Company over the past years. In general, the Company alleges that Irvine has wrongfully attempted to frustrate the Company in its efforts over the years to establish new uses on its leasehold and to derive profit from its Ground Lease. The Company's cross-complaint includes causes of action for breach of lease, interference with prospective economic advantage, declaratory relief and restitution after rescission.

     A trial of The Irvine Company Litigation was commenced in early October 1993, and in November 1993 the Company was awarded a jury verdict in the total approximate amount of $42 million, and Irvine was denied any recovery against the Company. The jury found that Irvine had breached the covenant of good faith and fair dealing in the Ground Lease and awarded the Company approximately $37 million in compensatory damages for those breaches. The jury also found that Irvine acted with "fraud and malice" in interfering with the Company's relationship with the Water Park and therefore awarded an additional $5 million to the Company in punitive damages. In the rent dispute between Irvine and the Company, the jury found that the Company owed no rent whatsoever because of Irvine's own unexcused material breaches of the lease. The jury also found that Amendment No. 9 to the Ground Lease had been entered into by the Company under duress and without consideration.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

     In April 1994, after a hearing on post-verdict motions brought by Irvine for a new trial and/or judgment notwithstanding the verdict, the court granted a new trial on all issues and denied Irvine's motion for a judgment notwithstanding the verdict on the basis that the evidence was not sufficient to justify the verdict reached by the jury. The Company appealed this order and oral arguments on this appeal were heard in November 1997. No decision has yet been handed down in this matter. In The Irvine Company Litigation, the primary claim against the Company is a claim for rent due in the approximate amount of $1,128,973. In addition, Irvine raised certain other issues as to the calculation of rent and claims legal costs. These claims are disputed by the Company and the Company's management believes that it is unlikely that any portion of this amount would ever have to be paid. There can be no assurance as to the ultimate outcome of The Irvine Company Litigation. Should the Court of Appeals uphold the trial judge's new trial order, the Company intends to aggressively litigate its damage claims against Irvine. However, given the inherent uncertainties of litigation, there can be no assurance of the outcome of the appeal or any subsequent trial.

     On March 3, 1995, the Company filed a complaint in the Superior Court of the State of California against Irvine praying for declaratory relief and damages and for unjust enrichment. The Irvine Ground Lease contains a provision which gives the Company the right to remove all improvements at the termination of the Lease on February 28, 1997, and return the property to its original unimproved condition; however, Irvine has unilaterally granted extensions to the Company's sublessees, Irvine Meadows Amphitheater and Wild Rivers, without any participation or obtaining the consent to such extensions by the Company. The Company had requested from the Court a declaration that it had the right to remove all improvements on the premises at the termination of the Ground Lease in accordance with its terms or, in the alternative, that the Company be compensated for the value of these improvements. The Company also contended that Irvine had been unjustly enriched by its actions.

     On October 31, 1995 the Court dismissed the Company's cause of action for unjust enrichment on the grounds that the cause of action was premature. As for the cause of action for declaratory relief, on March 5, 1996, the Court ruled that the Company had the right to remove all improvements from the leasehold at the termination of the Ground Lease if the Company was not in default at that time. The Court stated that it would issue no further declarations. The trial court also declared Irvine to be the prevailing party in the case even though the Company had won the primary declaration it had sought. Since the lease between the Company and Irvine entitles the prevailing party in any lease litigation to attorney's fees and certain costs, the trial court awarded Irvine $175,000 in attorney's fees and $10,738 in costs. The Company has filed an appeal with the Fourth District Court of Appeal. The Company is appealing only that part of the trial court's judgment awarding to Irvine attorneys' fees and costs. The matter has been fully briefed and awaiting oral argument. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster. The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. Trial is now set for July 6, 1998. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On or about November 18, 1996, Wild Rivers, one of the Company's sublessees and the operator of Wild Rivers Water Park brought an action against the Company and Harry Shuster. The suit sought a preliminary injunction against those parties preventing them from removing the improvements to the leased premises made by The Splash pursuant to a provision in the Ground Lease that gives the Company the right to remove

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

the improvements at the expiration of the Ground Lease. The request for preliminary injunction was denied by the court on February 6, 1997. The denial of Wild River's request for preliminary injunction has been appealed by Wild Rivers. The action by Wild Rivers also seeks damages in an unspecified amount against the Company for, among other things, intentional and negligent interference with prospective economic advantage, as well as punitive damages. The Company has filed a cross-complaint against Wild Rivers seeking declaratory relief with respect to the Company's rights to remove the improvements on the property. Trial in this action is set for April 27, 1998. In view of the inherent uncertainties of litigation, the outcome of the litigation cannot be predicted.

     On February 27, 1997, the Company brought an action against Irvine for declaratory relief. In the lawsuit, the Company alleges that, although the initial term of the Ground Lease expired on February 28, 1997, it has the right, and has exercised the right, to extend the tenancy for an additional 26 years. The Company is asking the court for a declaration that it has the right to such a lease extension. In addition, the Company is seeking damages for the value of the improvements in place at the time of The Irvine Company's alleged conversion, in the amount of approximately $17,000,000. The Irvine Company moved for judgment on the pleadings in this action and to stay one of the causes of action. Both motions were denied. The trial has been scheduled for April 20, 1998. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

     On or about March 5, 1997, Irvine sued the Company for unlawful detainer. Essentially, Irvine alleges that its lease with the Company expired on February 28, 1997 and that Irvine is therefore entitled to immediate possession of the leasehold premises. Management of the Company intends to vigorously defend this lawsuit, arguing that it has the right, and has exercised the right, to extend the initial term of the Ground Lease for another 26 years. Irvine made an oral motion for a judgment on the pleadings on April 18, 1997, which was granted by the Court. Judgment was entered granting Irvine possession of the Irvine Property on April 25, 1997. The Company filed a Notice of Appeal of this judgment on May 1, 1997, which appeal is pending. The Company was evicted from the Irvine Property on May 6, 1997. On May 5, 1997, Irvine filed a motion to recover attorneys' fees and costs in the amount of $397,778. The Court granted Irvine $125,000 in fees and $25,000 in costs. The Company intends to continue its appeal of the judgment in this unlawful detainer action. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of these matters.

4. INVESTMENTS

     Investment in The Splash -- The Company has a 3.12% interest in The Splash, a California limited partnership organized for the purpose of developing and operating a water park on a parcel of property subleased from the Company. The Company acquired its interest in The Splash in 1985 through a transaction wherein the Company conveyed to the limited partnership leasehold improvements to a certain portion of the Company's amusement area, comprising approximately one-third of the Company's total amusement area, for $150,000 cash and the partnership interest then valued at $200,000. In 1997 and 1996, the Company received capital distributions of $65,000 and $45,000, respectively.

     Investment in HEP II -- On April 23, 1996, the Company made an initial investment as a limited partner of $1,500,000 in HEP II, L.P., a California limited partnership engaged in the motion picture production business. The Company made additional investment of $250,000 in HEP II, L.P. on July 9, 1996 which was repaid in October 1996 to Mr. Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 8). On July 22, 1996, the Company advanced $500,000 to HEP II, L.P. which was repaid by HEP II, L.P. on July 25, 1996. The Company received capital distributions of $379,500 from HEP II, L.P. in 1996 and $325,000 in 1997. The general partner of HEP II, L.P. is Hit Entertainment, Inc., a California corporation of which Harry Shuster, the Chairman of the Board, President and Chief

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

Executive Officer of the Company, is the Chairman of the Board and a principal stockholder. Brian Shuster, a director of the Company, is the President of Hit Entertainment, Inc. As of December 31, 1997, the balance of investment in HEP II was $795,500.

     Investment in Grand Havana Enterprises, Inc. -- In September 1996, the Company put up a certificate of deposit in the amount of $875,000 as collateral for a letter of credit for Grand Havana Enterprises, Inc. ("Grand Havana"). This certificate of deposit is shown as Restricted Cash in the accompanying Balance Sheet. Grand Havana was required to provide such letter of credit in connection with one of its leases. Grand Havana has agreed to replace the collateral in full by March 1, 1998. In October 1997, Grand Havana replaced the collateral. In consideration for providing such collateral, Grand Havana agreed to pay an amount to the Company equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. As additional consideration, Grand Havana issued to the Company 100,000 shares of its restricted common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $.75 per share. The Company valued the shares in the aggregate amount of $80,000 based on the discounted trading price of the stock at that time. The Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board, President and Chief Executive Officer of Grand Havana.

     In October 1996, the Company acquired in private placement 333,333 shares of common stock and warrants to purchase 333,333 shares of common stock at an exercise price of $1.50 per share of Grand Havana for $250,000. In February 1997, the Company exercised its warrants to purchase 433,333 shares of common stock of Grand Havana for a total exercise price of $575,000. In consideration for making the loan to Grand Havana in February 1997, Grand Havana issued to the Company 75,000 shares of Grand Havana's common stock (see Note 8) valued at $138,750. In February, 1998, Grand Havana also issued to the Company, as a late fee, an additional 25,000 shares of common stock valued at $38,681, which was accrued by the Company at December 31, 1997.

     As of December 31, 1997 and 1996, the Company had 966,666 shares and 433,333 shares of Grand Havana's restricted common stock, respectively. Management of the Company estimated the fair value of the investment in Grand Havana using the discounted last closing price of the stock at December 31, 1997 (approximately 75% of $.47 or $.35 per share), resulting to an aggregate fair value of $340,025 at December 31, 1997. Unrealized loss on this investment included as a component of stockholders' equity was $742,406.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

     Investment in United Hotel & Casino -- In January 1997, the Company and two unrelated California limited liability companies formed United Hotel & Casino ("United Hotel"), a limited liability company organized under the laws of the State of Delaware. On July 29, 1997, United Hotel acquired the a real property commonly known as The Silver City/Las Vegas Plaza Shopping Center ("Las Vegas Property") in Las Vegas, Nevada. The aggregate purchase price was approximately $23,200,000, which was paid by a cash payment of approximately $5,590,000, a one-year note being carried by the seller of the property in the amount of $1,250,000 and the assumption of a first deed of trust in the amount of approximately $16,360,000. The Company contributed $3,751,500 to the cash payment. The Company holds a 50% membership interest in United Hotel & Casino which is being accounted for under the equity method. Equity in net loss of United Hotel for the year ended December 31, 1997 was $117,700.

     The following is the financial summary of United Hotel as of December 31, 1997:

Balance Sheet:
Current Assets
  Cash......................................................  $   141,689
  Rents receivable..........................................        4,593
  Prepaid Insurance.........................................        5,512
                                                              -----------
          Total Current Assets..............................      151,794
Property and equipment, net.................................   22,852,056
                                                              -----------
          Total Assets......................................  $23,003,850
                                                              ===========
Current Liabilities
  Accounts payable and accrued expenses.....................  $    30,729
  Accrued interest..........................................      148,423
  Note payable..............................................    1,250,000
  Current maturities of long-term debt......................      160,199
  Tenant security deposits..................................       40,943
  Tenant prepaid rent.......................................      174,254
                                                              -----------
          Total Current Liabilities.........................    1,804,548
Long-Term Debt, net.........................................   16,044,291
Members' Capital............................................    5,155,011
                                                              -----------
          Total Liabilities and Members' Capital............  $23,003,850
                                                              ===========
Statement of Operations:
Rental Income...............................................  $ 1,089,107
Operating Expenses..........................................      219,752
Depreciation and amortization...............................      372,308
Interest expense............................................      744,836
                                                              -----------
Net loss....................................................  $  (247,789)
                                                              ===========

     United Hotel's statement of operations included the results of operations of the Las Vegas Property for the period from July 29, 1997 (the acquisition date) to December 31, 1997.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

 5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1997 and 1996:

                                                                 1997          1996
                                                              ----------    ----------
Land........................................................  $1,247,003    $1,247,003
Buildings and improvements..................................     752,554     7,324,785
Machinery, equipment and vehicles...........................     242,006     1,365,396
Furniture, fixtures and office equipment....................     139,690       389,019
Computers...................................................     139,325       408,046
Signs and other.............................................         296        97,039
                                                              ----------    ----------
                                                               2,520,874    10,831,288
Less accumulated depreciation and amortization..............    (348,305)   (4,252,702)
                                                              ----------    ----------
                                                              $2,172,569    $6,578,586
                                                              ==========    ==========

     The Company's Planet Kids play-learning centers generated increasing operating cash flow losses during 1996 and 1997. These circumstances indicated that the carrying amounts related to these play-learning centers may not be recoverable. Accordingly, management reviewed the property and equipment related to these play-learning centers for recoverability in accordance with SFAS No. 121 and determined that these assets were impaired. For each play-learning center, the Company determined impairment by computing the sum of the estimated future operating cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. If such sum was less than the carrying value of the play-learning center's assets, an impairment condition was considered to exist and an impairment loss was recognized. The impairment loss was measured as the amount by which the carrying amount exceeded the fair value of the play-learning center's assets.

     The estimate of fair value was determined using the present values of each play-learning center's estimated future operating cash flows. The Company recognized impairment losses in the fourth quarter of 1997 of $3,862,554. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

 6. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1997:

Westminster Capital, Inc. (see Note 8)......................  $1,900,000
Harvey Bibicoff (see Note 8)................................      25,000
                                                              ----------
                                                              $1,925,000
                                                              ==========

 7. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1997 and 1996:

Note payable dated April 5, 1995, secured by first deed of
  trust, payable interest only at 12%, principal due April
  1, 2000, secured by real property located in San Diego
  County, California........................................  $120,000
Purchase money loan dated April 5, 1995, payable interest
  only at 9.67%, principal due March 1, 2000, secured by a
  second deed of trust on real property located in San Diego
  County, California........................................   722,000
                                                              --------
                                                              $842,000
                                                              ========

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

 8. RELATED PARTY TRANSACTIONS

     In February 1997, the Company entered into an additional financing agreement with Grand Havana whereby the Company agreed to loan Grand Havana, from time to time, during a period of six months, of up to $1,250,000. The loan, which may be advanced in such increments as shall be requested by Grand Havana from time to time, bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of Grand Havana's common stock. This loan was not repaid when due on September 30, 1997. The financing agreement provided that if the loan was not repaid by such date, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of Grand Havana. In February 1998, Grand Havana issued 25,000 shares of its common stock to the Company pursuant to the terms of this agreement. The parties agreed to extend the maturity date of advances made under this financing agreement to March 31, 1998. The parties are currently negotiating an extension to September 30, 1998. During 1997, the Company advanced $775,000 and collected $125,000 from Grand Havana. As of December 31, 1997, outstanding borrowing under the financing agreement amounted to $650,000. Accrued interest at December 31, 1997 amounted to $31,643.

     On July 28, 1997, the Company and Harvey Bibicoff, a director of Grand Havana, entered into an agreement pursuant to which the Company, in consideration for management consulting services rendered by Mr. Bibicoff to the Company, agreed (i) to transfer to Mr. Bibicoff, on or prior to August 1, 1999, a 2 1/2% membership interest in United Hotel free and clear of any liens, claims, or encumbrances and (ii) to issue 150,000 shares of common stock of the Company to Mr. Bibicoff. The obligations of the Company under the agreement were guaranteed by Harry Shuster and Nita Shuster, the spouse of Harry Shuster. During 1997, 150,000 shares valued at $42,000 were issued to Mr. Bibicoff. The Company valued the 2 1/2% membership interest at $187,500 which was accrued as consulting fees in 1997.

     On July 15, 1997, the Company entered into an amendment to a financing agreement dated as of September 10, 1996 between the Company and Grand Havana, pursuant to which agreement the Company had agreed to provide collateral for a letter of credit for $875,000 on behalf of Grand Havana. The amendment to the financing agreement permitted Grand Havana to forego the requirement that it replace the collateral out of the initial membership fees it received from certain of its Grand Havana Room private membership cigar clubs, in consideration for which Grand Havana agreed to grant to the Company or its designee a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at the lesser of $.75 per share or 75% of the average trading price of the common stock of Grand Havana for a ten day period prior to the exercise of the warrant. The Company subsequently designated Westminster Capital, Inc. to receive this warrant from Grand Havana in connection with the financing obtained by the Company related to the acquisition of United Hotel.

     Concurrently with the closing of United Hotel's acquisition of the Las Vegas Property, Westminster Capital, Inc. made a loan of $1,900,000 to the Company to enable it to meet its $3,800,000 capital contribution. The loan was evidenced by a secured convertible promissory note made by the Company. The loan bears interest at 15% per annum and is due on the earlier to occur of (i) the demand of the holder which demand may not be made until July 29, 1998 unless there is a sooner event of default or (ii) July 29, 1999. The holder of the note has the right, at any time prior to maturity date, to convert the entire outstanding principal balance of the note into a 25% membership interest in United Hotel, which would leave the Company with a 25% membership interest in United Hotel after such conversion (or a 22 1/2% membership interest at August 1, 1999, the date by which the Company has agreed to transfer a 2 1/2% membership interest to Harvey Bibicoff). The note may be prepaid by the Company at any time after July 29, 1998. One-half of any cash distributions which may be made by United Hotel to the Company prior to the repayment of the Note are required to be paid to Westminster as a prepayment on the note. The loan is secured by, among other things, a stock pledge agreement pursuant to which the Company has pledged 408,333 of the 966,666 shares of

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

common stock it owns in Grand Havana. As additional security, the Company has granted a security interest to Westminster, in the Company's 50% membership interest in United Hotel and in the receivables and certain indebtedness due to the Company from Grand Havana (approximately $650,000 in principal amount at December 31, 1997). In addition, Harry Shuster and Nita Shuster provided certain other security individually with respect to the loan.

     As additional consideration for Westminster making the loan, the Company granted Westminster a three-year warrant to purchase 150,000 shares of common stock of the Company exercisable at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. In addition, Grand Havana, pursuant to the terms of an amendment dated July 15, 1997, to a financing agreement dated September 10, 1996, between Grand Havana and the Company, granted Westminster, as designee of the Company, a three-year warrant to purchase 150,000 shares of common stock of Grand Havana exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants.

     In connection with obtaining the necessary financing required for the acquisition of the Las Vegas Property, on July 29, 1997, Harvey Bibicoff made a loan to the Company of $900,000. The loan was evidenced by a promissory note, bore interest at 10% per annum and was due and payable on September 28, 1997. The Company repaid $875,000, leaving a principal loan balance of $25,000 at December 31, 1997.

     Loans receivable from officer and director consisted of the following at December 31, 1997 and 1996:

                                                                 1997          1996
                                                              ----------    ----------
A $10,000 note from a Company's director, dated November 29,
  1995, bore interest at the prime rate, secured by 10,000
  shares of the Company's common stock which the director
  may purchase pursuant to stock option agreements with the
  Company. During 1997, the debt was extinguished, and as a
  result, no options were granted to the director for his
  services in 1997. The Company recognized a compensation
  expense of $10,000 in 1997 for the write-off..............  $       --    $   10,000
Harry Shuster, Chairman of the Board, President and Chief
  Executive Officer of the Company
  Advances, including accrued interest, to Mr. Shuster......   1,327,072     1,259,260
  Accrued interest payable..................................    (789,649)     (789,649)
  Accrued consulting fee (Note 10)..........................    (199,856)     (173,905)
                                                              ----------    ----------
  Net receivable from Mr. Shuster...........................     337,567       295,706
                                                              ----------    ----------
                                                              $  337,567    $  305,706
                                                              ==========    ==========

     The Company leases certain of its office space on a month-to-month basis from a partnership of which the Company's President and Executive Officer, Mr. Harry Shuster, is a partner. The Company paid this partnership rent of $31,044 in 1997 and $30,870 in 1996.

     Brian Shuster, a director of the Company, provides consulting services to the Company with respect to the development of the Company's product called Netcruise through its subsidiary, United Leisure Interactive, Inc. Brian Shuster receives $5,000 per month consulting fees. The consulting arrangement is an ongoing oral arrangement, which may be terminated by either party upon 30 days notice. During the years ended December 31, 1997 and 1996, the Company paid or accrued Brian Shuster consulting fees of $60,000 and $60,000, respectively. Brian Shuster is the son of Harry Shuster.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

 9. INCOME TAXES

     At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes expiring as follows:

                      YEAR EXPIRES                           AMOUNT
                      ------------                         ----------
1998.....................................................  $  136,000
1999.....................................................   1,739,000
2000.....................................................   1,435,000
2001.....................................................     781,000
2002.....................................................     140,000
2008.....................................................     523,000
2010.....................................................     899,000
2011.....................................................     467,000
2012.....................................................   3,261,000
                                                           ----------
                                                           $9,381,000
                                                           ==========

     The components of deferred taxes were as follows at December 31, 1997 and 1996:

                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 3,402,000    $ 2,181,000
  Accrued expenses to a related party.............      428,000        417,000
  Impairment losses...............................    1,672,000
  Non-cash compensation...........................       84,000
  Other accruals..................................       81,000         81,000
  State income taxes..............................        2,000          2,000
  Partnership interests...........................       27,000         39,000
  Valuation allowance.............................   (5,675,000)    (2,719,000)
                                                    -----------    -----------
  Total deferred tax assets.......................       21,000          1,000
Deferred tax liability:
  Depreciation....................................       21,000          1,000
                                                    -----------    -----------
     Net deferred taxes...........................  $        --    $        --
                                                    ===========    ===========

10. COMMITMENTS AND CONTINGENCIES

     Contingent Financing Fees -- The Company is obligated to the payment of a contingent financing fee based on any recovery obtained from the litigation described in Note 3 relating to notes payable in the amount of $900,000 and $120,000 repaid in December 1993 and April 1994, respectively. The contingent financing fee is determined as an amount equal to 10% of the gross proceeds received by the Company, either as a settlement of, or as damages from, The Irvine Company Litigation not to exceed the amount of the loans made to the Company by such lenders. Such amount is to be prorated among the lenders based on the amount of their loans and thus the total liability of the Company for this contingent financing fee is the total amount of the loans ($1,020,000) made to the Company pursuant to these transactions. Such contingent financing fee is only payable in the event that the Company receives payments in settlement or, or damages from, The Irvine Company Litigation and is not payable unless the Company is successful.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

     Consulting Agreement -- As of June 1, 1994, the Company and Mr. Shuster entered into an amended and restated consulting agreement updating an arrangement originally effective as of September 1, 1984. The consulting agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the agreement. Mr. Shuster is also to be provided with either the use of a company car in carrying out his duties for the Company or $300 per month car allowance. The consulting agreement provides for certain disability benefits for a period of up to three years. The consulting agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. The consulting agreement provides for automatic one year renewals for each contract year that ends without termination of the consulting agreement by either party. During 1997 and 1996, the Company incurred consulting fees pursuant to this agreement in the amount of $273,330 and $248,482, respectively.

     Lease Arrangements -- At December 31, 1997, minimum annual rentals under noncancellable leases relating to the Company's Planet Kids play-learning centers and summer camps, were as follows:

                YEAR ENDING DECEMBER 31,
                ------------------------
1998.....................................................  $  397,152
1999.....................................................     397,152
2000.....................................................     417,249
2001.....................................................     447,858
Thereafter...............................................   1,845,391
                                                           ----------
Total....................................................  $3,504,802
                                                           ==========

     During the years ended December 31, 1997 and 1996, rent expense was $635,034 and $507,786, respectively.

11. STOCKHOLDERS' EQUITY

     The following non-qualified stock options granted by the Company were outstanding at December 31, 1997:

            EXERCISE
NUMBER OF   PRICEPER
 SHARES       SHARE        DATE OF GRANT      DATE OF EXPIRATION
---------   ---------   -------------------   ------------------
15,000..      $ .68     January 20, 1987      December 31, 2002
356,950..      1.00     July 24, 1987         December 31, 2002
90,000..        .30     April 22, 1988        December 31, 2002
37,500..       1.33     October 7, 1988       December 31, 2002
75,000..       1.25     November 17, 1988     December 31, 2002
37,500..       1.38     December 5, 1988      December 31, 2002
70,000..        .75     December 7, 1990      December 31, 2002
60,000..       1.00     September 23, 1993    December 31, 2002
125,000..       .31     July 3, 1997          December 31, 2002
 -------
 866,950
 =======

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

     The following table summarizes the activity of common shares under stock options for the years ended December 31, 1997 and 1996:

                                                            1997       1996
                                                          --------    -------
Balance -- beginning of year............................   851,950    851,950
Options granted.........................................   125,000
Options expired.........................................  (110,000)
                                                          --------    -------
Balance -- end of year..................................   866,950    851,950
                                                          ========    =======

     The non-qualified stock options of 125,000 granted to non-employee directors during 1997 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". Compensation expense recognized amounted to $31,250 in 1997. The fair value of the options granted during 1997 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 107% , risk-free interest rate of 6.7% and an expected life of 5 years.

     At December 31, 1997, the following warrants were outstanding:

           EXERCISE
NUMBER OF    PRICE
 SHARES    PER SHARE     DATE OF GRANT     DATE OF EXPIRATION
---------  ---------   -----------------   ------------------
4,945,000    $4.00     November 10, 1994   November 10, 1999
  430,000     6.60     November 10, 1994   November 10, 1999
  150,000         (i),(ii) July 29, 1997   July 29, 2000
  200,000      .75(ii) October 15, 1997    October 15, 2002
---------
5,725,000
=========

---------------
(i) The exercise price is the lesser of $.40 per share or 75% of the average price for the ten trading days prior to exercise.

(ii) The warrants granted to non-employees during 1997 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation". Compensation expense recognized amounted to $161,980 in 1997. The fair value of the options granted during 1997 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 107%, risk-free interest rate of 6.7% and an expected life of 4 years.