Form 10KSB/A
period 1997-12-31
UNITED LEISURE CORP
filed 1998-05-14
CIK 59684

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

         Transitional Small Business Issuer Format: Yes [ ]     No [X]
================================================================================

                            Exhibit Index on Page 18

                                EXPLANATORY NOTE

     This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1998, solely for the purpose of revising the following items in their entirety.

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

     On July 29, 1997, United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"), in which the Company currently owns a 50% membership interest, acquired, in fee simple, approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus Circus Enterprises, Inc. ("Circus Circus"). It is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. The lease to The Silver City Casino is due to expire in October, 1999. UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement that may be entered into will be entered into on terms favorable to the Company. See "Recent Developments."

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

INVESTMENTS AND FINANCING ACTIVITIES

     Investments in HEP II L.P. In April 1996, the Company acquired 50% of the limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), formed in March 1996, for an initial capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. Limited partners in HEP II are to receive 99% of all distributions made by HEP II until they receive a 110% return of their investment and thereafter they receive 50% of distributions until a 200% return is achieved, at which time HEP II will terminate. The general partner of HEP II is United Film Distributors, Inc., a California corporation (formerly known as Hit Entertainment, Inc.) ("UFD"). Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, a director of the Company, is the President and a principal stockholder of UFD, and the son of Harry Shuster. See "Certain Relationships and Related Transactions."

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

                                    PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB/A. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forwarding-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB/A are qualified in their entirety by this statement.

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

     Investments In HEP II. On April 23, 1996, the Company made an initial investment of $1,500,000 as a limited partner in HEP II, which is engaged in the motion picture production business. The Company made an additional investment of $250,000 in HEP II on July 9, 1996, which was repaid in October 1996 to Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 8 to Notes to Consolidated Financial Statements). On July 22, 1996, the Company advanced $500,000 to HEP II, which was repaid by HEP II on July 25, 1996. The Company received capital distributions from HEP II of $379,500 in 1996. The general partner of HEP II is UFD. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Chairman of the Board and a principal stockholder of UFD. Brian Shuster, a director of the Company, is the President and a principal stockholder of UFD. As of December 31, 1997 and 1996, the balance of the Company's investment in HEP II was $1,120,500. See "Certain Relationships and Related Transactions," below.

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

     As of December 31, 1997, investments in and loans to affiliated companies, GHEI and HEP II, totalled approximately $2,142,000 or 26% of total assets and 53% of the Company's stockholders' equity. Both affiliated companies have had substantial losses and have working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies creates an inherent risk in these assets.

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

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB/A commencing on page F-1 immediately following Part IV of this Form 10-KSB/A.

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

     Harry Shuster has been engaged in managing the affairs of the Company since 1967, serving in the capacity of Chairman of the Board, President and Chief Executive Officer since April, 1975. Mr. Shuster is also the Chairman of the Board, President and Chief Executive Officer of GHEI, a publicly-traded company primarily engaged in the business of the ownership and operation of private membership restaurants and cigar clubs whose offices are located in Los Angeles, California. See "Certain Relationships and Related Transactions." Mr. Shuster is also the Chairman of the Board of UFD, which is a privately-held independent motion picture production company in Los Angeles, California and the general partner of HEP II. Harry Shuster is the father of Brian Shuster. See "Legal Proceedings," above, for a discussion of former bankruptcy proceedings involving the Company's primary operating subsidiary, of which Mr. Shuster is an officer and director.

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

     Brian Shuster has been the President of UFD since 1995. See "Certain Relationships and Related Transactions." From 1993 through 1995, Brian Shuster was President of Beverly Hills Producers Group, an independent motion picture production company. From 1990 through 1993, Mr. Shuster was Vice President of Worldwide Entertainment Group, an independent motion picture production company. Brian Shuster is the son of Harry Shuster.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In prior years, the Company's Chairman of the Board, President and Chief Executive Officer, Harry Shuster, advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1995, advances in the amount of $789,649, excluding accrued interest of $649,800 were converted by Mr. Shuster into equity by the exercise of options to purchase 755,550 shares of the Company's Common Stock. Mr. Shuster has deferred payment of certain of the interest due to him under the loan arrangement and certain of the amounts due him under the Consulting Agreement. On July 29, 1995, the Company made an advance in the amount of $100,000 to Mr. Shuster, for personal expenses. The advance bears interest at 10% per annum. Advances, including accrued interest, to Mr. Shuster at December 31, 1997 and 1996 amounted to $1,002,072 and $1,259,260, respectively. As of December 31, 1997, the net receivable from Mr. Shuster amounted to $12,567. See "Financial Statements -- Note 8 to Notes to Consolidated Financial Statements."

     In 1997, at the request of Harry Shuster, UFD, an affiliated company, paid an aggregate of $325,000 to the Company, which amount was applied to reduce the Company's net receivable from him. Mr. Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company, and the Chairman of the Board and a principal stockholder of UFD. UFD is the general partner of HEP II, in which the Company had an investment at December 31, 1997 in the amount of $1,120,500. See "Financial Statements -- Note 4 and Note 8 to Notes to Consolidated Financial Statements."

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

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS.

     The audited consolidated financial statements of United Leisure Corporation and Subsidiaries filed as a part of this Form 10-KSB/A are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements contained in Item 7 of this Form 10-KSB/A, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

     2. EXHIBITS.

     The Exhibit Index immediately following the signature page of this Form 10-KSB/A is incorporated herein.

     (b) Reports on Form 8-K. No Current Report on Form 8-K was filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED LEISURE CORPORATION

                                          By:       /s/ HARRY SHUSTER
                                             -----------------------------------
                                                       Harry Shuster
                                                   Chairman of the Board,
                                                       President and
                                                  Chief Executive Officer

Date: May 14, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----
                  /s/ HARRY SHUSTER                    Chairman of the Board, President    May 14, 1998
-----------------------------------------------------    and Chief Executive Officer
                    Harry Shuster                      (Principal Executive Officer and
                                                           Principal Accounting and
                                                              Financial Officer)

                  /s/ ALVIN CASSEL                                 Director                May 14, 1998
-----------------------------------------------------
                    Alvin Cassel

                 /s/ ALVIN ALEXANDER                               Director                May 14, 1998
-----------------------------------------------------
                   Alvin Alexander

                  /s/ BRIAN SHUSTER                                Director                May 14, 1998
-----------------------------------------------------
                    Brian Shuster

               /s/ J. BROOKE JOHNSTON                              Director                May 14, 1998
-----------------------------------------------------
                 J. Brooke Johnston

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


10-34.    Lease, dated June 29, 1995, between Magnolia Square and
          Planet Kids, Inc. and Addendum thereto, filed as Exhibit
          10-34 to Amendment No. 1 to the Company's Annual Report on
          Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-35.    Territory Rights Agreement, between Planet Kids, Inc. and PT
          Planet Kidsindo, filed as Exhibit 10-35 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference
10-36. Financing Agreement dated as of February 12, 1997 between the Company and Grand Havana Restaurants, Inc., filed as
          Exhibit 10-36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-37. Financing Agreement dated as of September 10, 1996 between the Company and Grand Havana Enterprises, Inc., filed as
          Exhibit 10-37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-38. Operating Agreement for United Hotel & Casino, LLC., dated as of January 22, 1997, filed as Exhibit 10-38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference
10-39.    Lease dated March 7, 1996 between County of Orange and Camp
          Frasier, Inc., filed as Exhibit 10-39 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended
          December 31, 1996, is hereby incorporated by reference
10-40.    Secured Convertible Promissory Note dated July 29, 1997 for
          $1,900,000 made by the Company and Harry and Nita Shuster to Westminster Capital, Inc., filed as Exhibit 10.2 to the
          Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-41.    Security Agreement dated July 29, 1997 by and between the
          Company and Westminster Capital, Inc., filed as Exhibit 10.3 to the Company's current Report on Form 8-K/A dated July 29,
          1997, is hereby incrporated by reference
10-42. Security Promissory Note dated July 28, 1997 in the principal amount of $900,000 made by the Company to Harvey
          Bibicoff, filed as Exhibit 10.4 to the Company's current
          Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-43.    Pledge Agreement dated July 28, 1997 by and between the
          Company and Harvey Bibicoff, filed as Exhibit 10.5 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference
10-44.    Pledge Agreement dated July 29, 1997 by and between the
          Company and Westminster Capital, Inc., filed as Exhibit 10.6 to the Company's current Report on Form 8-K/A dated July 29,
          1997, is hereby incorporated by reference
21.       Subsidiaries of the Company, filed as Exhibit 21 to the Company's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission on April 15, 1998
23.       Consent of Hollander, Gilbert & Co.
27.       Financial Data Schedule, filed as Exhibit 27 to the Company's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission on April 15, 1998

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

                                          HOLLANDER, GILBERT & CO.

Los Angeles, California
March 11, 1998

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997           1996
                                                              ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $    152,770    $ 3,845,653
  Receivables...............................................        21,732        128,843
  Prepaid expenses and other current assets.................        59,690        121,266
                                                              ------------    -----------
          TOTAL CURRENT ASSETS..............................       234,192      4,095,762
PROPERTY AND EQUIPMENT, Net (Notes 5 and 6).................     2,172,569      6,578,586
INVESTMENT IN UNITED HOTEL (Notes 4 and 8)..................     3,633,800             --
INVESTMENT IN HEP II -- RELATED PARTY (Note 4)..............     1,120,500      1,120,500
INVESTMENT IN GRAND HAVANA -- RELATED PARTY
  (Notes 4 and 8)...........................................       340,025        511,766
LOANS RECEIVABLE FROM GRAND HAVANA -- RELATED PARTY (Note
  8)........................................................       681,643         25,411
DUE FROM OFFICER AND DIRECTOR (Note 8)......................        12,567        305,706
RESTRICTED CASH -- RELATED PARTY (Note 4)...................            --        875,000
DEPOSITS AND OTHER ASSETS...................................        82,043        242,155
                                                              ------------    -----------
                                                              $  8,277,339    $13,754,886
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable (Notes 6 and 8).............................  $  1,925,000    $        --
  Accounts payable and accrued expenses.....................     1,387,039        623,015
  Deferred revenues.........................................        32,710        143,945
  Deposits and other........................................        43,426        124,275
                                                              ------------    -----------
          TOTAL CURRENT LIABILITIES.........................     3,388,175        891,235
LONG-TERM DEBT (Note 7).....................................       842,000        842,000
STOCKHOLDERS' EQUITY (Notes 4 and 11)
  Preferred stock, $100 par value; authorized -- 100,000
  shares; issued and outstanding -- none....................            --             --
  Common stock, $.01 par value; authorized -- 30,000,000
     shares; issued and outstanding -- 12,618,849 shares in
     1997 and 12,368,849 shares in 1996.....................       126,188        123,688
  Capital in excess of par value............................    24,587,188     24,326,458
  Accumulated deficit.......................................   (19,923,806)   (12,610,261)
  Unrealized gain (loss) on investment......................      (742,406)       181,766
                                                              ------------    -----------
          TOTAL STOCKHOLDERS' EQUITY........................     4,047,164     12,021,651
                                                              ------------    -----------
                                                              $  8,277,339    $13,754,886
                                                              ============    ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
REVENUE
  Rentals...................................................  $    80,799    $ 1,444,284
  Children's recreational activities........................    2,808,342      3,051,216
                                                              -----------    -----------
          TOTAL REVENUE.....................................    2,889,141      4,495,500
DIRECT OPERATING EXPENSES...................................    3,971,056      4,486,098
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    1,107,286      1,045,521
DEPRECIATION AND AMORTIZATION...............................      747,282        523,662
IMPAIRMENT LOSSES (Note 5)..................................    3,862,554
                                                              -----------    -----------
LOSS BEFORE OTHER INCOME (EXPENSE)..........................   (6,799,037)    (1,559,781)
OTHER INCOME (EXPENSE)
  Reversal of provision for disputed contingent claim (Note
     3).....................................................           --      1,128,973
  Legal costs (Note 3)......................................     (716,291)      (331,291)
  Equity in net loss of United Hotel (Note 4)...............     (117,700)
  Interest income...........................................      344,009        382,028
  Interest expense..........................................     (303,823)       (91,223)
  Other, net................................................      279,297         68,019
                                                              -----------    -----------
          TOTAL OTHER INCOME (EXPENSE)......................     (514,508)     1,156,506
                                                              -----------    -----------
NET LOSS....................................................  $(7,313,545)   $  (403,275)
                                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........   12,493,849     12,368,849
                                                              ===========    ===========
BASIC AND DILUTED LOSS PER SHARE............................  $     (0.59)   $     (0.03)
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
                        ==========   ========   ===========   ============     =========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(7,313,545)   $  (403,275)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      741,642        523,662
     Impairment losses......................................    3,862,554
     Issuance of common stock for services..................       70,000
     Fair value of options and warrants issued to
      non-employees.........................................      193,230
     Reversal of provision for disputed contingent claim....                  (1,128,973)
     Accrual of interest from related parties...............      (99,044)       (25,411)
     Write-off of loan from director........................       10,000
     Equity in net loss of United Hotel.....................      117,700
     Receipt of common stock of Grand Havana as loan fees...     (177,431)
     Changes in operating assets and liabilities:
       Receivables..........................................      107,111        288,525
       Prepaid expenses and other current assets............       61,576         49,993
       Pre-opening costs....................................           --         87,051
       Deposits.............................................      160,112            405
       Accounts payable and accrued expenses................      764,024         28,703
       Accrued expenses due to related party................       25,951        113,756
       Deferred revenues....................................     (111,235)      (948,971)
       Other current liabilities............................      (80,849)        32,625
                                                              -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES.............   (1,668,204)    (1,381,910)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (198,179)    (2,221,722)
  Restricted cash...........................................      875,000       (875,000)
  Investment in limited partnership.........................                  (1,500,000)
  Distributions from limited partnerships...................                     394,500
  Advances to limited partnership...........................                    (500,000)
  Collection of advances to limited partnership.............                     500,000
  Investment in Grand Havana................................     (575,000)      (250,000)
  Advances to related party.................................                    (250,000)
  Investment in United Hotel................................   (3,751,500)
  Collection of advances due from officer...................      350,000
  Loan receivable from Grand Havana.........................     (775,000)
  Collection of loan receivable from Grand Havana...........      125,000
                                                              -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES.............   (3,949,679)    (4,702,222)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable...............................    2,800,000
  Repayments of notes payable...............................     (875,000)
                                                              -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    1,925,000             --
                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (3,692,883)    (6,084,132)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    3,845,653      9,929,785
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $   152,770    $ 3,845,653
                                                              ===========    ===========
CASH PAID FOR:
  Interest..................................................  $   159,850    $    91,223
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

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

Liquidity -- As of December 31, 1997, investments and loans to Grand Havana Enterprises, Inc. and HEP II, L.P. totaled approximately $2,142,000 or 26% of total assets and 53% of the Company's stockholders' equity. Both affiliated companies had substantial losses and had working capital deficits creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Even though Management believes that it is more likely than not that the investments and loans with affiliated companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets.

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

     Investment in HEP II -- On April 23, 1996, the Company made an initial investment as a limited partner of $1,500,000 in HEP II, L.P., a California limited partnership ("HEP II"), engaged in the motion picture production business. The Company made additional investment of $250,000 in HEP II on July 9, 1996 which was repaid in October 1996 to Mr. Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 8). On July 22, 1996, the Company advanced $500,000 to HEP II which was repaid by HEP II on July 25, 1996. The Company received capital distributions of $379,500 from HEP II in 1996. The general partner of HEP II is United Film Distributors, Inc., a California corporation (formerly known as Hit Entertainment, Inc.) ("UFD"), of which Harry Shuster, the Chairman of the Board, President and Chief

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

Executive Officer of the Company, is the Chairman of the Board and a principal stockholder. Brian Shuster, a director of the Company, is the President of UFD. As of December 31, 1997 and 1996, the balance of the Company's investment in HEP II was $1,120,500.

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

     Loans receivable from officer and director consisted of the following at December 31, 1997 and 1996:

                                                                 1997          1996
                                                              ----------    ----------
A $10,000 note from a Company's director, dated November 29,
  1995, bore interest at the prime rate, secured by 10,000
  shares of the Company's common stock which the director
  may purchase pursuant to stock option agreements with the
  Company. During 1997, the debt was extinguished, and as a
  result, no options were granted to the director for his
  services in 1997. The Company recognized a compensation
  expense of $10,000 in 1997 for the write-off..............  $       --    $   10,000
Harry Shuster, Chairman of the Board, President and Chief
  Executive Officer of the Company
  Advances, including accrued interest, to Mr. Shuster(A)...   1,002,072     1,259,260
  Accrued interest payable..................................    (789,649)     (789,649)
  Accrued consulting fee (Note 10)..........................    (199,856)     (173,905)
                                                              ----------    ----------
  Net receivable from Mr. Shuster...........................      12,567       295,706
                                                              ----------    ----------
                                                              $   12,567    $  305,706
                                                              ==========    ==========

(A) In 1997, at the request of Harry Shuster, UFD, an affiliated company, paid an aggregate of $325,000 to the Company, which amount was applied to reduce the Company's net receivable from him. Mr. Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company, and the Chairman of the Board and a principal stockholder of UFD. UFD is the general partner of HEP II, in which the Company had an investment at December 31, 1997 in the amount of $1,120,500.

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