Form 10QSB
period 1998-03-31
UNITED LEISURE CORP
filed 1998-05-15
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998; or

 _____ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

                                 (714) 378-8761
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                      YES    X            NO_________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                               Outstanding at May 13, 1998
        -----                               ---------------------------
Common Stock, par value                          13,918,849 shares
      $.01 per share

Transitional Small Business Disclosure Format (check one):

                      YES __________     NO    X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                   1998               1997
                                                                               ------------       ------------
                                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $    119,570       $    152,770
     Receivables                                                                     21,046             21,732
     Prepaid expenses and other current assets                                       54,937             59,690
                                                                               ------------       ------------
            TOTAL CURRENT ASSETS                                                    195,553            234,192

PROPERTY AND EQUIPMENT, Net                                                       2,152,699          2,172,569

INVESTMENT IN UNITED HOTEL                                                        3,484,800          3,633,800
INVESTMENT IN HEP II - RELATED PARTY                                              1,120,500          1,120,500
INVESTMENT IN GRAND HAVANA - RELATED PARTY                                          159,000            340,025
LOANS RECEIVABLE FROM GRAND HAVANA - RELATED PARTY                                  563,085            681,643
DUE FROM OFFICER                                                                         --             12,567
DEPOSITS AND OTHER ASSETS                                                            81,007             82,043
                                                                               ------------       ------------
                                                                               $  7,756,644       $  8,277,339
                                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                             $  1,925,000       $  1,925,000
     Accounts payable and accrued expenses                                        1,675,721          1,387,039
     Deferred revenues                                                               41,431             32,710
     Deposits and other                                                              44,926             43,426
     Due to officer                                                                  28,048                 --
                                                                               ------------       ------------
            TOTAL CURRENT LIABILITIES                                             3,715,126          3,388,175

LONG-TERM DEBT                                                                      842,000            842,000

STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000
        shares; issued and outstanding - none                                            --                 --
     Common stock, $.01 par value; authorized - 30,000,000
        shares; issued and outstanding -  12,718,849 shares at
        March 31, 1998 and 12,618,849 shares at December 31, 1997                   127,188            126,188
     Additional paid-in capital                                                  24,617,488         24,587,188
     Accumulated deficit                                                        (20,621,727)       (19,923,806)
     Accumulated other comprehensive loss - Unrealized loss on investment          (923,431)          (742,406)
                                                                               ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                            3,199,518          4,047,164
                                                                               ------------       ------------
                                                                               $  7,756,644       $  8,277,339
                                                                               ============       ============



          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                                Three Months Ended
                                                                         -------------------------------
                                                                           March 31,          March 31,
                                                                             1998               1997
                                                                         ------------       ------------
                                                                          (Unaudited)        (Unaudited)
REVENUE
     Rentals                                                             $      4,247       $     79,383
     Children's recreational activities                                       486,909            544,903
                                                                         ------------       ------------
            TOTAL REVENUE                                                     491,156            624,286

DIRECT OPERATING EXPENSES                                                     668,370            857,982
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  137,170            272,727
DEPRECIATION AND AMORTIZATION                                                  41,123            190,471
                                                                         ------------       ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                           (355,507)          (696,894)

OTHER INCOME (EXPENSE)
     Legal costs                                                             (141,946)           (20,133)
     Equity in net loss of United Hotel                                      (149,000)                --
     Interest income                                                           34,445             96,696
     Interest expense                                                         (93,444)           (21,060)
     Other, net                                                                 7,531             41,561
                                                                         ------------       ------------
            TOTAL OTHER INCOME (EXPENSE)                                     (342,414)            97,064
                                                                         ------------       ------------

NET LOSS                                                                     (697,921)          (599,830)
                                                                         ------------       ------------

OTHER COMPREHENSIVE LOSS
    Unrealized holding loss on securities arising during the period          (181,025)                --
                                                                         ------------       ------------

COMPREHENSIVE LOSS                                                       $   (878,946)      $   (599,830)
                                                                         ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                    12,686,000         12,369,000
                                                                         ============       ============

BASIC AND DILUTED LOSS PER SHARE                                         $      (0.06)      $      (0.05)
                                                                         ============       ============



          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                         -------------------------------
                                                                           March 31,          March 31,
                                                                             1998               1997
                                                                         ------------       ------------
                                                                          (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $   (697,921)      $   (599,830)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                    41,123            190,471
              Issuance of common stock for services                            31,300
              Equity in net loss of United Hotel                              149,000
              Accrual of interest income on restricted cash                                       (9,434)
              Accrual of interest income from related party
              Changes in operating assets and liabilities:
                  Trading securities                                                             (25,000)
                  Receivables                                                     686             71,470
                  Prepaid expenses and other current assets                     4,753            (20,055)
                  Deposits                                                       (374)             1,090
                  Accounts payable and accrued expenses                       288,682             84,302
                  Accrued expenses due to related party                        40,615           (122,905)
                  Deferred revenues                                             8,721            (39,633)
                                                                         ------------       ------------
                  NET CASH USED IN OPERATING ACTIVITIES                      (133,415)          (469,524)
                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                      (19,843)           (46,944)
     Investment in Grand Havana                                                                 (575,000)
     Loans receivable from Grand Havana                                                         (775,000)
     Collection of loan receivable from Grand Havana                          118,558
     Deposits and other                                                         1,500            (17,096)
                                                                         ------------       ------------
                  NET CASH USED IN INVESTING ACTIVITIES                       100,215         (1,414,040)
                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                               --                 --
                                                                         ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (33,200)        (1,883,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                152,770          3,845,653
                                                                         ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    119,570       $  1,962,089
                                                                         ============       ============

CASH PAID FOR:
    Interest                                                             $     93,444       $     62,843
                                                                         ============       ============



          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998 and (c) the consolidated cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB/A.

2.      COMPREHENSIVE INCOME

        The Company adopted SFAS No. 131, "Reporting Comprehensive Income" effective for its interim financial statements for the three months ended March 31, 1998. Components of comprehensive income (loss) for the Company include net income (loss) and changes in the value of available-for-sale securities. The interim statement of operations for the three months ended March 31, 1997 was reclassified for comparative purposes. Unrealized holding loss on securities arising during the period represents the change in the fair value of the Company's investment in common stock of Grand Havana Enterprises, Inc., an affiliated company.

3.      SUBSEQUENT EVENTS

        In April 1998, the Company's Board of Directors approved a 6-for-1 reverse split of its common stock. The reverse stock split is conditioned upon stockholder ratification.

        In April 1998, the Company sold 10 Units at $26,400 per Unit in an offering of securities exempt from registration under the Securities Act of 1933. Each Unit consists of 120,000 shares of the Company's common stock and warrants to purchase 60,000 shares at $.27 per share. The Company received net proceeds of $229,680 from this offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks, uncertainties, costs and outcome of pending litigation in which the Company is involved, costs and uncertainties associated with future developments, concerns regarding the Company's liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

        During the quarter ended March 31, 1998, the Company's operations were primarily focused in two principal areas: (i) children's recreational activities, which includes the operation of the Company's "Camp Frasier" locations, "Planet Kids" locations and "Frasier's Frontier," all located in Southern California and (ii) investments in certain companies, including both affiliated and unaffiliated companies. In addition, the Company historically had engaged in operations relating to facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property (as defined below), which activities ceased upon the termination of the Ground Lease (as defined below) on February 28, 1997. Unless the context otherwise indicates, the term the "Company" as used herein includes United Leisure Corporation, a Delaware corporation, and its consolidated subsidiaries.

        The Company's business has historically been highly seasonal, with the second and third quarters of each fiscal year being the strongest quarters of operations. The Company had total operating revenues from rental operations of $4,247 for the quarter ended March 31, 1998 as compared to $79,383 for the quarter ended March 31, 1997, a decrease of $75,136, due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The Company had total operating revenues from its children's recreational activities of $486,909 for the quarter ended March 31, 1998, compared to $544,903 for the comparable period in 1997, a decrease of $57,994, due primarily to the decline in admissions in one Planet Kids location.

        Rental Activities. Until February 28, 1997, when its Ground Lease with the Irvine Company (the "Irvine Company"), as landlord (the "Ground Lease"), expired, the primary business of United Leisure Corporation had been to act as a developer and manager (rather than as an operator) of approximately 300 acres of real estate in Irvine, California (the "Irvine Property"). Income from the Company's Ground Lease operations has been reduced as a percentage of its total income from operations in the last three years. Since 1986, the Company has been engaged in protracted and expensive litigation involving the Ground Lease with the Irvine Company (the "Irvine Company Litigation"). See Part II, Item 1, "Legal Proceedings." Although litigation remains pending with respect to various aspects of the Ground Lease, the Company does not anticipate that it will have any future income from its Ground Lease operations.

        Children's Recreational Activities. The Company currently operates two Camp Frasier day camp locations, which are scheduled to open during the third week of June; three Planet Kids, an indoor multimedia interactive play learning center for children; and one Frasier's Frontier, an amusement park, all of which are located in southern California. The Company does not currently anticipate that it will expand any of its children's educational and recreational activities.

        Investments in HEP II L.P. In April 1996, the Company acquired 50% of the limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), which was formed in March 1996, for a capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. The general partner of HEP II is United Film Distributors, Inc., a California corporation ("UFD"), formerly known as Hit Entertainment, Inc. As of March 31, 1998, the balance of the Company's investment in HEP II was $1,120,500. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, a director of the Company, is the President and a principal stockholder of UFD, and the son of Harry Shuster.

        Investments In and Loans To Grand Havana Enterprises, Inc. The Company has an investment in the common stock of, and has made loans to, Grand Havana Enterprises, Inc. ("GHEI"), an affiliated company. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

        As of March 31, 1998, the Company held 966,666 shares of GHEI's common stock. Management of the Company estimated the fair value of the investment in GHEI using the discounted last closing price of the stock at March 31, 1998 (approximately 75% of $.21, or $.16 per share), resulting in an aggregate fair value of $159,000 at March 31, 1998. Unrealized loss on this investment included as a component of stockholders' equity was $923,431.

        In February 1997, the Company entered into a financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI. The loan, which may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount. This loan was not repaid when due on September 30, 1997. The financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement, which was valued by the Company at $38,681, and which number of shares is included in the number of shares of GHEI common stock indicated above as held by the Company as of March 31, 1998. The parties agreed to extend the maturity date of advances made under this financing agreement to September 30, 1998. The Company received $130,000 from GHEI as partial repayment of the loan during the quarter ended March 31, 1998. At March 31, 1998, accrued interest amounted to $43,085, and an aggregate of $520,000 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement.

        Investments in United Hotel & Casino LLC. In January 1997, the Company and two California limited liability companies formed United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"). The Company currently has a 50% membership interest in UHC. The Company has the right to appoint one member (who has two votes), and the remaining members have the right, in the aggregate, to appoint two members (each of whom has one vote), of the three member Management Committee of UHC.

        On July 29, 1997, UHC acquired approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard. Upon the acquisition of the Las Vegas Property, UHC became the lessor of a shopping center consisting of approximately 20 retailers and The Silver City Casino, which is currently responsible for approximately 50% of the rental income received by UHC from the Las Vegas Property. The Silver City Casino is owned and operated by Circus Circus Enterprises, Inc. ("Circus Circus") and it is anticipated that Circus Circus will continue to operate this casino on the Las Vegas Property. The lease for The Silver City Casino is due to expire in October, 1999. UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property. The Company is evaluating various alternatives with respect to its investment in UHC, including further development of the Las Vegas Property. No assurance can be given that any particular alternative will be pursued or that any agreement will be entered into on terms favorable to the Company.

        The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid in the form of (i) cash in the amount of approximately $5,590,000, (ii) a one-year note in the amount of $1,250,000 and (iii) assumption of a first deed of trust on the Las Vegas Property in the principal amount of approximately $16,360,000. The Company contributed approximately $3,800,000 to the cash payment, which cash came in part from its working capital and in part from two different loans, the Westminster Loan and the Bibicoff Loan, as discussed below.

        Concurrently with the closing of UHC's purchase of the Las Vegas Property, Westminster made a loan of $1,900,000 to the Company (the "Westminster Loan") to enable the Company to meet a portion of its additional capital contribution obligation to UHC. The loan was evidenced by a Secured Convertible Promissory Note (the "Westminster Note") made by the Company. The Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of Westminster (which demand may not be made until July 29, 1998 unless there is a sooner event of default) or (ii) July 29, 1999 (the "Maturity Date"). The holder of the Westminster Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the Westminster Note into one-half of the Company's membership interest in UHC. The Westminster Note may be prepaid by the Company at any time prior to conversion and after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the Westminster Note are required to be paid to Westminster as a prepayment on the Westminster Note.

        The Westminster Loan is secured by, among other things, a pledge of stock, pursuant to which the Company has pledged 408,333 of the 966,666 shares it owns in GHEI. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI. Harry Shuster serves as a member of the Management Committee of UHC; and also is the Chairman of the Board, President and Chief Executive Officer, and is a principal stockholder of, GHEI. In addition, Harry Shuster and his spouse, Nita Shuster, provided certain other security individually and jointly with respect to the Westminster Loan.

        As additional consideration for Westminster making the Westminster Loan, the Company granted Westminster a three-year warrant to purchase 150,000 shares of the common stock of the Company at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. At the request of Westminster, the Company has filed a registration statement to register the shares of common stock underlying the warrants, which registration statement has been declared effective by the Securities and Exchange Commission (the "SEC"). The Company additionally arranged for GHEI to grant to Westminster a three-year warrant to purchase 150,000 shares of the common stock of GHEI exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants.

        On July 29, 1997, Harvey Bibicoff, a director of GHEI, made a short-term loan to the Company in the amount of $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note and bears interest at the rate of 10% per annum. As of March 31, 1998, $25,000 of the principal amount of the Bibicoff Loan was outstanding.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months
Ended March 31, 1997

        The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. During the Company's first quarter ended March 31, 1998, the Company had total revenues of $491,156, compared to revenues of $624,286 for the first quarter of 1997, a decrease of $133,130 or 21.3%. The Company had $4,247 in revenues from its rental operations for the fiscal quarter ended March 31, 1998, compared to revenues of $79,383 from its rental operations for the fiscal quarter ended March 31, 1997. This decrease in revenues is due to the fact that the Company's operations with respect to the Ground Lease ceased on February 28, 1997. The rental income of $4,247 during the quarter ended March 31, 1998 relates to the sublease of certain space at one Planet Kids location. The Company's revenues from its children's recreational activities for the comparable periods decreased from $544,903 for the fiscal quarter ended March 31, 1997 to $486,909 for the fiscal quarter ended March 31, 1998, a decrease of $57,994 or approximately 10.6%. This decrease in revenues was due primarily to the decline in admissions at one Planet Kids location.

        Operating expenses decreased from $1,321,180 for the quarter ended March 31, 1997 to $846,663 for the quarter ended March 31, 1998, a decrease of $474,517 or 35.9%. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February 1997, as well as a decrease in depreciation on property and equipment because of the write-down of certain Planet Kids assets during the year ended December 31, 1997.

        For the quarter ended March 31, 1998, the Company incurred a net loss of $878,946 or ($.06) per share, as compared to a net loss of $599,830 or ($0.05) per share for the comparable period of 1997. This is primarily due to the fact that the Company had revenues from its Ground Lease operations for the quarter ended March 31, 1997 and no revenues from this source for the quarter ended March 31, 1998, the decline in admissions at one Planet Kids location, the Company's share in net loss of UHC, and increased legal costs relating to the Irvine Company Litigation.

LIQUIDITY AND FINANCIAL CONDITION

        The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. The proceeds from the Company's 1994 public offering have been exhausted and at March 31, 1998 the Company had cash or cash equivalents in the amount of $119,570 and a working capital deficit of $3,519,573.

        Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities in private placements on terms that are acceptable to the Company. In addition, the Company does not currently meet the new listing requirements for maintenance of the Company's securities on Nasdaq's SmallCap Market (the "New Listing Requirements"). The New Listing Requirements became effective in February 1998. If the Company is unable to comply with the New Listing Requirements, the Company's securities may be de-listed from the Nasdaq SmallCap Market, which might result in the Company having difficulty in placing its securities with prospective investors. In this regard, the Company has prepared and filed with the SEC, and mailed to stockholders of record as of the close of business on May 6, 1998, an Information Statement proposing an amendment to the Company's Certificate of Incorporation to effect a 6:1 reverse stock split of the Company's common stock (the "Reverse Stock Split"). If the amendment to the Company's Certificate of Incorporation is approved by the consent of a majority of shares entitled to vote thereon, which can occur on or after May 28, 1998, it is expected that the bid price of the Company's common stock as quoted on the Nasdaq SmallCap Market after the Reverse Stock Split would be greater than $1.00 per share, and the Company would be in compliance with the New Listing Requirements.

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

        On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster and one for $900,000 from Harvey Bibicoff, the latter of which $875,000 has been repaid. The Westminster Loan is secured by a significant amount of the Company's assets, including its 50% membership interest in UHC and a significant portion of GHEI's common stock which the Company owns. Although the Company believes that it will be able to meet this loan obligation as it matures from working capital, repayment by GHEI of certain loans made by the Company to GHEI, release of certain cash pledged by the Company to support a letter of credit for GHEI, and/or from additional financing from affiliated or unaffiliated sources, if the Company is unable to meet this loan obligation as becomes due, the collateral pledged by the Company could be foreclosed upon.

        As of March 31, 1998, investments in and loans to affiliated companies, GHEI and HEP II, and related parties totaled approximately $1,842,585 or 23.8% of total assets and 57.6% of the Company's stockholder's equity. Both affiliated companies have had substantial losses and have working capital deficits, creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets.

        Although the Company believes that its current cash and income from operations, distributions received by the

Company as a result of its investments, and repayment to the Company of amounts previously advanced by the Company to GHEI will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation and related legal proceedings. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on favorable terms.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        For information with respect to the action titled The Splash v. The Irvine Company, et. al. (Case No. 49-12-02), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

        For information with respect to the action titled Lion Country Safari, Inc. - California v. The Irvine Company, (Case No. 743669), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no predictions can be made as to the outcome of this matter.

        For information with respect to the action titled Irvine Meadows v. Shuster, et. al., (OCSC Case No. 771509), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The case is pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

        For information with respect to the action titled Lion Country Safari, Inc. - California v. The Irvine Co. (OCSC Case No. 775923), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. In response to certain motions made at the outset of trial in April 1998, the trial judge ruled that the Company would not be allowed present its theory of calculating damages at trial and ruled against the Company on alternative remedies at trial. As a result of this ruling, judgment will be entered against the

Company in this matter. Once judgment is entered, the Company intends to appeal the judge's decision. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

        For information with respect to the action titled The Splash dba Wild Rivers v. Harry Shuster, et. al. (OCSC Case No. 771810), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Prior to trial, which was scheduled for April 27, 1998, and following various motions made by the parties before the trial judge, the court vacated the trial date and scheduled a status hearing for June 1, 1998. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

        For information with respect to the case titled The Irvine Company vs. Lion Country Safari, Inc. - California (OCSC Case No. 776187), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

ITEM 2. CHANGES IN SECURITIES

        In February 1998, the Company issued 100,000 shares of its common stock to Transit Securities, Inc. in connection with advisory services rendered to the Company. The Company received no proceeds from this issuance. The offering was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.

        In April 1998, subsequent to the end of the quarter ended March 31, 1998, the Company issued 10 units (each unit consisting of 120,000 shares of common stock and warrants to purchase 60,000 shares of common stock at $.27 per share) to Strata Equities Limited, at $26,400 per unit, in an offering pursuant to Regulation S promulgated under the Securities Act, with aggregate gross proceeds to the Company of $264,000. The warrants may be exercised for a period of five years from issuance. The Regulation S offering was placed through Baytree Associates, Incorporated, which received a 10% commission and a 3% non-accountable expense allowance in connection with the Regulation S offering, resulting in net proceeds to the Company of approximately $229,680.

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

Date:  May 15, 1998                         UNITED LEISURE CORPORATION



                                            By:    /s/ HARRY SHUSTER
                                               ---------------------------------
                                                   Harry Shuster, Chairman
                                                   of the Board and Chief
                                                   Executive Officer
                                                   (Principal Financial
                                                   Officer)