Form 10QSB
period 1998-06-30
UNITED LEISURE CORP
filed 1998-08-19
CIK 59684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1998

                                       or

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________ to ____________ .

                          Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                           13-2652243
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

18081 Magnolia Avenue, Fountain Valley, California             92708
         (Address of Principal Executive Offices)           (Zip Code)

                                  714/378-8761
              (Registrant's Telephone Number, Including Area Code)

         Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           YES   [X]            NO       [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding at August 17, 1998
         ---------------------              ------------------------------
          Common Stock, par                     13,918,849 shares
         value $.01 per share

         Transitional Small Business Disclosure Format (check one):

                           YES   [ ]            NO       [X]

PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements


                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,        December 31,
                                                                                           1998               1997
                                                                                       --------------   --------------
                                                                                        (Unaudited)
                                                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                          $    396,779    $    152,770
     Receivables                                                                              20,404          21,732
     Prepaid expenses and other current assets                                                70,373          59,690
                                                                                        ------------    ------------
            TOTAL CURRENT ASSETS                                                             487,556         234,192

PROPERTY AND EQUIPMENT, Net                                                                2,074,102       2,172,569

INVESTMENT IN UNITED HOTEL - RELATED PARTY                                                 3,518,800       3,633,800
INVESTMENT IN HEP II - RELATED PARTY                                                       1,120,500       1,120,500
INVESTMENT IN GRAND HAVANA - RELATED PARTY                                                   136,300         340,025
LOANS RECEIVABLE FROM GRAND HAVANA - RELATED PARTY                                           573,456         681,643
INVESTMENT IN GENISYS - RELATED PARTY                                                        459,666              --
DUE FROM OFFICER                                                                                  --          12,567
DEPOSITS AND OTHER ASSETS                                                                     79,705          82,043
                                                                                        ------------    ------------
                                                                                        $  8,450,085    $  8,277,339
                                                                                        ============    ============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable                                                                      $  1,925,000    $  1,925,000
     Accounts payable and accrued expenses                                                 2,027,963       1,387,039
     Deferred revenues                                                                       395,722          32,710
     Deposits and other                                                                       44,927          43,426
     Due to officer                                                                           49,254              --
                                                                                        ------------    ------------
            TOTAL CURRENT LIABILITIES                                                      4,442,866       3,388,175

LONG-TERM DEBT                                                                               842,000         842,000

STOCKHOLDERS' EQUITY

     Preferred stock, $100 par value; authorized - 100,000
        shares; issued and outstanding - none                                                     --              --
     Common stock, $.01 par value; authorized - 30,000,000
        shares; issued and outstanding -  13,918,849 shares at
        June 30, 1998 and 12,618,849 shares at December 31, 1997                             139,188         126,188
     Additional paid-in capital                                                           24,835,168      24,587,188
     Accumulated deficit                                                                 (21,809,137)    (19,923,806)
     Accumulated other comprehensive loss - Unrealized loss on investment                         --        (742,406)
                                                                                        ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                                                     3,165,219       4,047,164
                                                                                        ------------    ------------
                                                                                        $  8,450,085    $  8,277,339
                                                                                        ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                               ----------------------------------------
                                                                                   June 30,                 June 30,
                                                                                    1998                     1997
                                                                               ----------------          --------------
                                                                                 (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(1,885,331)             $(1,675,644)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                          85,514                  373,572
              Issuance of common stock for services                                  31,300                       --
              Write-down of investment in Grand Havana                              946,131
              Licensing fees                                                             --
              Equity in net loss of United Hotel                                    115,000                       --
              Accrual of interest income on restricted cash                              --                   (9,434)
              Accrual of interest income on loans receivable                        (21,813)                      --
              Changes in operating assets and liabilities:
                  Receivables                                                         1,328                  104,940
                  Prepaid expenses and other current assets                         (10,683)                (119,692)
                  Deposits                                                            2,338                   25,699
                  Accounts payable and accrued expenses                             640,924                  425,586
                  Accrued expenses due to related party                              61,821                 (312,703)
                  Deferred revenues                                                 363,012                  463,797
                                                                                -----------              -----------
                  NET CASH USED IN OPERATING ACTIVITIES                             329,541                 (723,879)
                                                                                -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                            (35,896)                 (91,472)
     Investment in Grand Havana                                                          --                 (575,000)
     Loans receivable from Grand Havana                                                  --                 (775,000)
     Collection of loan receivable from Grand Havana                                130,000                       --
     Deposits and other                                                               1,501                  (20,000)
                                                                                -----------              -----------
                  NET CASH USED IN INVESTING ACTIVITIES                              95,605               (1,461,472)
                                                                                -----------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                           229,680                       --
                                                                                -----------              -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                         229,680                       --
                                                                                -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                654,826               (2,185,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      152,770                3,845,653
                                                                                -----------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   807,596              $ 1,660,302
                                                                                ===========              ===========

CASH PAID FOR:

    Interest                                                                    $    48,657              $    42,127
                                                                                ===========              ===========


          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                         Three Months Ended                 Six Months Ended
                                                                      --------------------------------------------------------------
                                                                         June 30,         June 30,       June 30,        June 30,
                                                                          1998             1997           1998            1997
                                                                      -------------   ------------    -----------     -----------
                                                                       (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
REVENUE
     Children's recreational activities                               $    444,584    $    625,873    $    931,493    $  1,170,776
     Licensing fees                                                        410,817              --         410,817              --
     Rentals                                                                    --              --              --          79,383
                                                                      ------------    ------------    ------------    ------------
            TOTAL REVENUE                                                  855,401         625,873       1,342,310       1,250,159

DIRECT OPERATING EXPENSES                                                  765,211       1,063,566       1,433,581       1,921,548
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               164,071         122,741         301,241         395,468
DEPRECIATION AND AMORTIZATION                                               44,391         183,101          85,514         373,572
                                                                      ------------    ------------    ------------    ------------
                                                                           973,673       1,369,408       1,820,336       2,690,588
                                                                      ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                        (118,272)       (743,535)       (478,026)     (1,440,429)

OTHER INCOME (EXPENSE)
     Legal costs                                                          (108,504)       (451,289)       (250,450)       (471,422)
     Equity in net loss of United Hotel                                     34,000              --        (115,000)             --
     Realized loss from write-down of investment in Grand Havana          (946,131)             --        (946,131)             --
     Interest income                                                        34,263          74,252          68,708         170,948
     Interest expense                                                      (97,781)        (21,067)       (191,225)        (42,127)
     Sub-lease income                                                        8,732          12,979
     Other, net                                                              6,283          65,825          13,814         107,386
                                                                      ------------    ------------    ------------    ------------
            TOTAL OTHER INCOME (EXPENSE)                                (1,069,138)       (332,279)     (1,407,305)       (235,215)
                                                                      ------------    ------------    ------------    ------------

NET LOSS                                                                (1,187,410)     (1,075,814)     (1,885,331)     (1,675,644)
                                                                      ------------    ------------    ------------    ------------


OTHER COMPREHENSIVE LOSS Unrealized loss on securities:
    Unrealized holding loss on securities arising during the period        (22,700)       (335,642)       (203,725)       (335,642)
    Less: reclassification adjustment for loss realized in net loss        946,131            --           946,131            --
                                                                      ------------    ------------    ------------    ------------
            OTHER COMPREHENSIVE LOSS                                       923,431        (335,642)        742,406        (335,642)
                                                                      ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                                    $   (263,979)   $ (1,411,456)   $ (1,142,925)   $ (2,011,286)
                                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                 13,918,849      12,368,849      13,302,182      12,368,849
                                                                      ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                                      $      (0.09)   $      (0.09)   $      (0.14)   $      (0.14)
                                                                      ============    ============    ============    ============


          See accompanying Notes to Consolidated Financial Statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998 and (c) the consolidated cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 131, "Reporting Comprehensive Income" effective January 1, 1998. Components of comprehensive income (loss) for the Company include net income (loss) and changes in the value of available-for-sale securities. The interim statements of operations for the three and six months ended June 30, 1997 were reclassified for comparative purposes.

         During the three months ended June 30, 1998, the Company realized a loss of $946,131 from the write-down of its investment in restricted common stock of Grand Havana Enterprises, Inc., an affiliated company.

3.       INVESTMENT IN GENISYS

         As of June 30, 1998, the Company's wholly owned subsidiary, United Leisure Interactive, Inc. ("ULI") sold to NetCruise Interactive, Inc. ("NetCruise"), a wholly owned subsidiary of Genisys Reservation Systems, Inc. ("Genisys"), an exclusive and worldwide and perpetual license for travel related applications of certain interactive technology. In addition, the Company sold certain related intellectual properties and computer equipment.

         As   consideration   for  the  sale,  ULI  received  (i)  2,000,000  of
         unregistered shares of common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of

         Genisys common stock at $2.50 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $10,000,000.

         ULI's investment in Genisys common stock was accounted for under the equity method. ULI's investment represents 29.61% of the outstanding common stock of Genisys.

         For a period of three years, Harry Shuster will serve as Chairman and Brian Shuster will serve as President of NetCruise. In addition, both Harry Shuster and Brian Shuster will serve on the Board of Directors of Genisys for the same period. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a director of the Company and Brian Shuster is Executive Vice President, Secretary and a director of the Company. Brian Shuster is the son of Harry Shuster. Brian Shuster was issued warrants to purchase Genisys common stock on the same terms as the warrants issued to ULI, except that each of the two warrants issued to Brian Shuster represents the right to purchase up to 200,000 shares of Genisys common stock.

         NetCruise also assumed the ULI's lease at 1990 Westwood Boulevard, Penthouse, Los Angeles, California.

5.       STOCKHOLDERS' EQUITY

         In February 1998, the Company issued 100,000 shares of its common stock to Transit Securities, Inc. for advisory services rendered to the Company. The shares were valued at $31,300, its fair value at the date of issuance.

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

6.       SUBSEQUENT EVENTS

         On July 30, 1998, the Company's "Secured Convertible Promissory Note" dated as of July 29, 1997 of $1,900,000 to Westminster Capital, Inc. ("Westminster") became payable on demand.

         On August 6, 1998, United Hotel, LLC ("United Hotel"), a Company's equity investee, borrowed $1,100,000 from Westminster. The Company and two other members of United Hotel executed a non-recourse secured guaranty under which each entity pledged their interests in United Hotel as collateral under the guaranties. Harry Shuster and two other individuals personally guaranteed the loan. A default under this loan shall constitute a default under the "Secured Convertible Promissory
         Note" dated as of July 29, 1997. The conversion rights granted to Westminster under the "Secured Convertible Promissory Note" dated as of July 29, 1997 was extended until July 31, 2001.

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

OVERVIEW

         During the quarter ended June 30, 1998, the Company's operations were primarily focused in three areas: (i) children's recreational activities, which includes the operation of the Company's "Camp Frasier" locations, "Planet Kids" locations and "Frasier's Frontier," all located in Southern California; (ii) the development of the Company's proprietary interactive Internet technology; and
(iii) investments in affiliated companies. Unless the context otherwise indicates, the term the "Company" as used herein includes United Leisure Corporation, a Delaware corporation, and its consolidated subsidiaries.

         Children's Recreational Activities. The Company currently operates two Camp Frasier day camp locations, which opened for the season during the third week of June; three Planet Kids, an indoor multimedia interactive play learning center for children; and one Frasier's Frontier, an amusement park, all of which are located in

Southern California. The Company does not currently anticipate that it will expand any of its children's educational and recreational activities.

         Interactive Technology. Through its wholly-owned subsidiary, United Leisure Interactive, Inc. ("ULI"), the Company has continued to develop its proprietary Internet technology (the "Technology"). The first such interactive multimedia products were developed as Netcruise, which allows a person to view and book various travel products on the Internet. After the end of the second quarter, on July 23, 1998, the Company, ULI, Genisys Reservation Systems, Inc. ("Genisys") and its wholly-owned subsidiary Netcruise Interactive, Inc. ("NII"), entered into an agreement pursuant to which ULI granted to NII an exclusive, world-wide and perpetual license to the travel-related applications of the Technology and sold to NII certain tangible assets and intellectual property to be used in connection with the exploitation of the licensed Technology. In consideration therefor, ULI received (i) 2,000,000 shares of restricted common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 per share if the total pretax profits of NII ("Total Pretax Profits") for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 per share if the Total Pretax Profits of NII for the years 1999, 2000 and 2001 equal or exceed $10,000,000.

         Investments in and Loans to Grand Havana Enterprises, Inc. The Company has an investment in the common stock of, and has made loans to, Grand Havana Enterprises, Inc. ("GHEI"), an affiliate of the Company. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

         In February 1997, the Company entered into a financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership and cigar clubs being developed by GHEI. The loan, which may be advanced in increments from time to time as requested by GHEI, bears interest at the rate of 8% per annum on the outstanding principal amount. This loan was not repaid when due on September 30, 1997. The financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement, which was valued by the Company at $38,691, and which number of shares is included in the number of shares of GHEI common stock indicated above as held by the Company as of June 30, 1998. The parties agreed to extend the maturity date of advances made under this financing agreement to September 30, 1998. At June 30, 1998, accrued interest amounted to $53,456, and an aggregate of $520,000 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement.

         As of June 30, 1998, the Company held 966,666 shares of GHEI's common stock. Management of the Company estimated the fair value of the investment in GHEI using the discounted last closing price of the stock at June 30, 1998 (approximately 75% of $.19, or $.14 per share), resulting in an aggregate fair value of approximately $136,300 at June 30, 1998. Because Management of the Company does not believe that it will recover its investment in GHEI, it has realized loss on this investment in the amount of $946,131 during the three months ended June 30, 1998.

         Investments in United Hotel & Casino L.L.C. In January 1997, the Company and two California limited liability companies formed United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"). The Company currently has a 50% membership interest in UHC. The Company has the right to appoint one member (who has two votes), and the remaining members have the right, in the aggregate, to appoint two members (each of whom has one vote), of the three member Management Committee of UHC.

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

         The aggregate purchase price for the Las Vegas Property was approximately $23,200,000, which was paid in the form of (i) cash in the amount of approximately $5,590,000, (ii) a one-year note in the amount of $1,250,000 and (iii) assumption of a first deed of trust on the Las Vegas Property in the principal amount of approximately $16,360,000. The Company contributed approximately $3,800,000 to the cash payment, which cash came in part from its working capital and in part from two different loans, the First Westminster Loan and the Bibicoff Loan (as defined below).

         Concurrently with the closing of UHC's purchase of the Las Vegas Property, Westminster made a loan of $1,900,000 to the Company (the "First Westminster Loan") to enable the Company to meet a portion of its additional capital contribution obligation to UHC. The First Westminster Loan was evidenced by a Secured

Convertible Promissory Note (the "First Westminster Note") made by the Company. The First Westminster Loan, which bears interest at the rate of 15% per annum, is due on the earlier to occur of (i) the demand of Westminster (which demand may be made at any time after July 29, 1998) or (ii) July 29, 1999 (the "Maturity Date"). The holder of the First Westminster Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. The conversion feature of the First Westminster Note has been amended to extend the conversion date, as described below. The First Westminster Note may be prepaid by the Company at any time prior to conversion and after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the First Westminster Note are required to be paid to Westminster as a prepayment on the First Westminster Note.

         The First Westminster Loan is secured by, among other things, a pledge of stock, pursuant to which the Company has pledged 408,333 of the 966,666 shares it owns in GHEI. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI. Harry Shuster serves as a member of the Management Committee of UHC; and also is the Chairman of the Board, President and Chief Executive Officer, and is a principal stockholder of, GHEI. In addition, Harry Shuster and his spouse, Nita Shuster, provided certain other security individually and jointly with respect to the First Westminster Loan.

         As  additional   consideration   for   Westminster   making  the  First
Westminster Loan, the Company granted Westminster a three-year warrant to purchase 150,000 shares of the common stock of the Company at a per share price equal to the lesser of $.40 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants. At the request of Westminster, the Company has filed a registration statement to register the shares of common stock underlying the warrants, which registration statement has been declared effective by the Securities and Exchange Commission (the "SEC"). The Company additionally arranged for GHEI to grant to Westminster a three-year warrant to purchase 150,000 shares of the common stock of GHEI exercisable at a per share price equal to the lesser of $.75 or 75% of the average of the last trade prices for the ten trading days immediately preceding the exercise of the warrants.

         On August 6, 1998, Westminster made a loan of $1,100,000 to UHC (the "Second Westminster Loan"). The Second Westminster Loan is evidenced by a promissory note in the amount of $1,100,000, which bears interest at the rate of 15% per annum and matures on August 1, 1999 (the "Second Westminster Note"). In order to induce Westminster to make the Second Westminster Loan, the Company agreed to amend the First Westminster Note to provide that the holder of the First Westminster Note now has the right, at any time prior to July 31, 2001, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. It was also agreed by the parties that a default by UHC under the Second Westminster Note will be deemed to be a default by the Company under the First Westminster Note. Harry Shuster personally guaranteed the obligations of UHC under the Second Westminster Loan and the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC.

         On July 29, 1997, Harvey Bibicoff, a director of GHEI, made a short-term loan to the Company in the amount of $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note and bears interest at the rate of 10% per annum. As of June 30, 1998, $25,000 of the principal amount of the Bibicoff Loan was outstanding.

         Investments in HEP II L.P. In April 1996, the Company acquired 50% of the limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), which was formed in March 1996, for a capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. The general partner of HEP II is United Film Distributors, Inc., a California corporation ("UFD"), formerly known as Hit Entertainment, Inc. As of June 30, 1998, the balance of the Company's investment in HEP II was $1,120,500. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, Executive Vice President and a director of the Company, is the President and a principal stockholder of UFD, and is the son of Harry Shuster.

         Rental Activities. Until February 28, 1997, when its Ground Lease with the Irvine Company (the "Irvine Company"), as landlord (the "Ground Lease"), expired, the Company's primary business had been to act as a developer and manager (rather than as an operator) of approximately 300 acres of real estate in Irvine, California (the "Irvine Property"). Since 1986, the Company has been engaged in protracted and expensive litigation involving the Ground Lease with the Irvine Company, which remains pending (the "Irvine Company Litigation"). See
Part II, Item 1, "Legal Proceedings."

Results of Operations

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. The Company had total revenue of $855,401 in the quarter ended June 30, 1998, compared to total revenue of $625,873 for the quarter ended June 30, 1997, an increase of $229,528 or approximately 36.7%. This increase results primarily from the recognition of one-time licensing fees in connection with the licensing of travel-related applications of the Company's interactive technology, partially offset by a decrease in revenue from children's recreational activities.

         Revenue from children's recreational activities was $444,584 for the quarter ended June 30, 1998, compared to $625,873 for the quarter ended June 30, 1997, a decrease of $181,289 or approximately 29.0%. This decrease is due primarily to a decline in admissions at the Company's Planet Kids locations.

         Licensing fees in the quarter ended June 30, 1998 amounted to $410,817. This amount represents the book value of 2,000,000 shares of unregistered common stock of Genisys, which the Company received in connection with the licensing of travel-related applications of the Company's interactive technology to a wholly-owned subsidiary of Genisys. There were no licensing fees received in the quarter ended June 30, 1997.

         Total operating expenses decreased from $1,369,408 for the quarter ended June 30, 1997 to $973,673 for the quarter ended June 30, 1998, a decrease of $395,735 or approximately 28.9%. This decrease was due primarily to decreases in occupancy expenses as well as a decrease in depreciation on property and equipment because of the write-down of certain Planet Kids assets during the year ended December 31, 1997, partially offset by an increase in selling, general and administrative expenses, which resulted from increases in general legal expenses and accounting expenses.

         For the quarter ended June 30, 1998, the Company incurred a net loss of $1,187,410 or ($.09) per share, as compared to a net loss of $1,075,814 or ($0.09) per share for the quarter ended June 30, 1997. This increase in loss is primarily due to the realized loss from write-down of investment in GHEI, an affiliate of the Company, in the amount of $946,131, partially offset by revenue from licensing fees in the amount of $410,817 from Genisys, that amount being the value of the shares of unregistered common stock of Genisys received by the Company in connection with the licensing of travel-related applications of the Company's interactive technology to a wholly-owned subsidiary of Genisys.

         Six Months Ended June 30, 1998 Compared to Six Months Ended
June 30, 1997

         The Company had total revenue of $1,342,310 in the six-month period ended June 30, 1998, compared to total revenue of $1,250,159 for the six-month period ended June 30, 1997, an increase of $92,151 or approximately 7.4%. This increase results primarily from the recognition of one-time licensing fees in connection with the licensing of travel-related applications of the Company's interactive technology, partially offset by a decreases in revenue from children's recreational activities and rental activities.

         Total operating expenses decreased from $2,690,588 for the six-month period ended June 30, 1997 to $1,820,336 for the six-month period ended June 30, 1998, a decrease of $870,252 or approximately 32.3%. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February 1997, as well as a decrease in depreciation on property and equipment because of the write-down of certain Planet Kids assets during the year ended December 31, 1997.

         For the six months ended June 30, 1998, the Company incurred a net loss of $1,885,331 or ($.14) per share, as compared to a net loss of $1,675,644 or ($0.14) per share for the quarter ended June 30, 1997. This increase in loss is primarily due to the realized loss from write-down of investment in GHEI, an affiliate of the Company, in the amount of $946,131, partially offset by revenue from licensing fees in the amount of $410,817 from Genisys, that amount being the value of the shares of unregistered common stock of Genisys received by the Company in connection with the licensing of travel-related applications of the Company's interactive technology to a wholly-owned subsidiary of Genisys.

Liquidity and Financial Condition

         The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. The proceeds from the Company's 1994 public offering have been exhausted and at June 30, 1998 the Company had cash and cash equivalents in the amount of $396,779 and a working capital deficit of $3,955,310.

         Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities on terms that are acceptable to the Company. In addition, the Company does not currently meet the new minimum bid listing requirements (the "New Listing Requirements") for maintenance of the Company's common stock on the SmallCap Market of The Nasdaq Stock Market ("Nasdaq"). The New Listing Requirements became effective in February 1998. In June 1998, the Company was notified that Nasdaq intended to delist the Company's common stock for failure to meet the New Listing Requirements. The Company has appealed the proposed Nasdaq delisting, which appeal is pending. During the pendency of this appeal, the Company's common stock will not be delisted by Nasdaq. If the Company's common stock is ultimately delisted from Nasdaq, it may be automatically eligible to trade on the OTC Bulletin Board. Nonetheless, such a development could result in the Company's having difficulty in offering and selling its securities to prospective investors.

         The Company has prepared and filed with the Securities and Exchange Commission, and mailed to stockholders of record as of the close of business on May 6, 1998, an Information Statement (the "Information Statement") proposing an amendment to the Company's Certificate of Incorporation to effect a 1-for-6 reverse stock split of the Company's common stock (the "Reverse Stock Split"). If a majority of the Company's stockholders approve of the amendment to the Company's Certificate of Incorporation and the Reverse Stock Split is effected, it is expected that the minimum bid price of the Company's common stock on Nasdaq would be greater than $1.00 per share and, among other things, the Company would be in compliance with the New Listing Requirements.

         However, since the mailing of the Information Statement, the Company has not sought to obtain the approval of the Company's stockholders to amend the Company's Certificate of Incorporation and effect the Reverse Stock Split, while the Company first pursues other alternatives. However, no definitive agreement has been signed with respect to any such alternatives and there can be no assurance that the Company will be able to reach any such agreement in the future or, if any such agreement is reached, whether it will be on terms favorable to the Company.

         If the Company is unable to raise additional funds through the private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if it is available, that it will be available on terms acceptable to the Company. If the Company is unable to sell its securities or obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of its assets, among other possibilities, in order to meet such obligations.

         The Company's future capital requirements will depend on numerous factors. If the Irvine Company Litigation is not settled and a new trial is held, the Company anticipates that it will continue to expend significant funds on legal expenses. There are numerous uncertainties associated with the various aspects of the Irvine Company Litigation and the outcome of these matters could have a material adverse impact on the Company's liquidity.

         On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster and one for $900,000 from Harvey Bibicoff, the latter of which $875,000 has been repaid. The First Westminster Loan is secured by a significant amount of the Company's assets, including its 50% membership interest in UHC and a significant portion of GHEI's common stock which the Company owns. Although the Company believes that it will be able to meet this loan obligation as it matures from additional financing from affiliated or unaffiliated sources, there is no agreement in place to provide such financing. If the Company is unable to meet the obligation under First Westminster Loan as it becomes due, the collateral pledged by the Company could be foreclosed upon. In addition, the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC, in connection with the Second Westminster Loan made by Westminster to UHC.

         As of June 30, 1998, investments in and loans to affiliated companies, GHEI, HEP II, UHC and Genisys, and related parties, totaled approximately $5,808,722 or approximately 68.7% of total assets. All of the affiliated companies have had substantial losses and have working capital deficits (except that Genisys does not have a working capital deficit), creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets.

         Although the Company believes that its current cash and income from operations, and repayment to the Company of amounts previously advanced by the Company to GHEI, will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case, in particular with regard to the various uncertainties surrounding the Irvine Company Litigation and related legal proceedings. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on favorable terms.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

         For information with respect to the action titled The Splash v. The Irvine Company, et. al. (Case No. 49-12-02), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. In June 1998, the California Court of Appeals has affirmed all decisions of the trial court and has sent the matter back for retrial. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

         For information with respect to the action titled Lion Country Safari, Inc. -- California v. The Irvine Company, (Case No. 743669), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no predictions can be made as to the outcome of this matter.

         For information with respect to the action titled Irvine Meadows v. Shuster, et. al., (OCSC Case No. 771509), reference is made to the description of such litigation set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. In June 1998, the plaintiff received a grant of summary judgment in its favor, permanently enjoining the Company from removing the improvements on the Irvine Property relating to the plaintiff's business. As the prevailing party, the plaintiff is seeking attorney fees and costs of the litigation. The Company intends to appeal the judgment of the trial court. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

         For information with respect to the action titled Lion Country Safari, Inc. -- California v. The Irvine Co. (OCSC Case No. 775923), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. In response to certain motions made at the outset of trial in April 1998, the trial judge ruled that the Company would not be allowed to present its theory of calculating damages at trial and ruled against the Company on alternative remedies, at trial. As a result of this ruling, judgment was entered against the Company in this matter in June 1998. The Company intends to appeal the judge's decision. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

         For information with respect to the action titled The Splash dba Wild Rivers v. Harry Shuster, et. al. (OCSC Case No. 771810), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. Prior to trial, which was scheduled for

April 27, 1998, and following various motions made by the parties before the trial judge, the court vacated the trial date and scheduled a status hearing, which is now scheduled for September 14, 1998. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

         For information with respect to the case titled The Irvine Company vs. Lion Country Safari, Inc. -- California (OCSC Case No. 776187), reference is made to the description of such litigation in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The appeal in this action is pending. In view of the inherent uncertainties of litigation, no prediction can be made as to the outcome of this matter.

Item 2.           Changes in Securities

         In April 1998, the Company issued 10 units (each unit consisting of 120,000 shares of common stock and warrants to purchase 60,000 shares of common stock at $.27 per share) to Strata Equities Limited, at $26,400 per unit, in an offering pursuant to Regulation S promulgated under the Securities Act, with aggregate gross proceeds to the Company of $264,000. The warrants may be exercised for a period of five years from issuance. The Regulation S offering was placed through Baytree Associates, Incorporated, which received a 10% commission and a 3% non-accountable expense allowance in connection with the Regulation S offering, resulting in net proceeds to the Company of approximately $229,680.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (4-4) Warrant to Purchase 600,000 Shares of Common Stock of United Leisure Corporation dated April 2, 1998, issued to Strata Equities Limited.

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-QSB with respect to the issuance of securities described in Part II, Item 2.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 1998                   UNITED LEISURE CORPORATION



                                         By: /s/ HARRY SHUSTER
                                             -----------------------------------
                                             Harry Shuster,
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Financial Officer)