Form 10QSB
period 1998-09-30
UNITED LEISURE CORP
filed 1998-11-20
CIK 59684

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
(Mark One)

  [x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                       or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ___________ to ____________.

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

                         YES    [X]           NO   [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class             Outstanding at November 16, 1998

          --------------------     --------------------------------
           Common Stock, par               14,068,850 shares
          value $.01 per share

          Transitional Small Business Disclosure Format (check one):

                         YES    [ ]           NO   [X]

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                      1998               1997
                                                                                 -------------       ------------
                                                                                  (Unaudited)
                                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $  1,754,758       $    152,770
     Receivables                                                                        10,853             21,732
     Prepaid expenses and other current assets                                         111,815             59,690
                                                                                  ------------       ------------
            TOTAL CURRENT ASSETS                                                     1,877,426            234,192

PROPERTY AND EQUIPMENT, Net                                                          2,049,756          2,172,569

INVESTMENT IN UNITED HOTEL - RELATED PARTY                                           3,482,820          3,633,800
INVESTMENT IN HEP II - RELATED PARTY                                                 1,120,500          1,120,500
INVESTMENT IN GRAND HAVANA - RELATED PARTY                                             136,300            340,025
LOANS RECEIVABLE FROM GRAND HAVANA - RELATED PARTY                                     603,280            681,643
INVESTMENT IN GENISYS - RELATED PARTY                                                  459,666                  -
DUE FROM OFFICER                                                                       252,224             12,567
DEPOSITS AND OTHER ASSETS                                                               79,147             82,043
                                                                                  ------------       ------------
                                                                                  $ 10,061,119       $  8,277,339
                                                                                  ============       ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                $  1,900,000       $  1,925,000
     Accounts payable and accrued expenses                                             826,021          1,387,039
     Deferred revenues                                                                  40,791             32,710
     Deposits and other                                                                  9,927             43,426
                                                                                  ------------       ------------
            TOTAL CURRENT LIABILITIES                                                2,776,739          3,388,175

LONG-TERM DEBT                                                                         842,000            842,000

COMMON STOCK SUBJECT TO REPURCHASE -150,001 shares                                      42,000                  -

STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000
        shares; issued and outstanding - none                                                -                  -
     Common stock, $.01 par value; authorized - 30,000,000
        shares; issued and outstanding -  13,918,849 shares at
        September 30, 1998 and 12,618,849 shares at December 31, 1997                  139,188            126,188
     Additional paid-in capital                                                     24,880,168         24,587,188
     Accumulated deficit                                                           (18,618,976)       (19,923,806)
     Accumulated other comprehensive loss - Unrealized loss on investment                    -           (742,406)
                                                                                  ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                               6,400,380          4,047,164
                                                                                  ------------       ------------
                                                                                  $ 10,061,119       $  8,277,339
                                                                                  ============       ============

         See accompanying Notes to Consolidated Financial Statements.

                 UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                               Three Months Ended                        Nine Months Ended
                                                        ---------------------------------        ---------------------------------
                                                        September 30,       September 30,        September 30,       September 30,
                                                            1998                1997                 1998                1997
                                                        -------------       -------------        -------------       -------------
                                                         (Unaudited)         (Unaudited)          (Unaudited)         (Unaudited)
REVENUE
     Children's recreational activities                 $   816,438         $ 1,123,752          $ 1,747,931         $ 2,294,528
     Licensing fees                                               -                   -              410,817                   -
     Rentals                                                      -                   -                    -              79,383
                                                        -----------         -----------          -----------         -----------
            TOTAL REVENUE                                   816,438           1,123,752            2,158,748           2,373,911

DIRECT OPERATING EXPENSES                                   954,059           1,279,514            2,387,640           3,201,062
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                233,348             465,514              534,589             860,982
DEPRECIATION AND AMORTIZATION                                42,387             183,101              127,901             556,673
                                                        -----------         -----------          -----------         -----------
                                                          1,229,794           1,928,129            3,050,130           4,618,717
                                                        -----------         -----------          -----------         -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                         (413,356)           (804,377)            (891,382)         (2,244,806)

OTHER INCOME (EXPENSE)
     Litigation settlement                                4,043,020                   -            4,043,020                   -
     Legal costs                                           (340,190)            (47,288)            (590,640)           (518,710)
     Equity in net loss of United Hotel                     (61,000)             22,000             (176,000)             22,000
     Realized loss from write-down of investment
       in Grand Havana                                            -                   -             (946,131)
     Interest income                                         40,243             105,992              108,951             276,940
     Interest expense                                       (97,081)            (86,827)            (288,306)           (128,954)
     Sub-lease income                                        11,717                   -               24,696                   -
     Other, net                                               6,808              57,411               20,622             164,797
                                                        -----------         -----------          -----------         -----------
            TOTAL OTHER INCOME (EXPENSE)                  3,603,517              51,288            2,196,212            (183,927)
                                                        -----------         -----------          -----------         -----------

NET INCOME (LOSS)                                         3,190,161            (753,089)           1,304,830          (2,428,733)
                                                        -----------         -----------          -----------         -----------

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) on securities
       arising during the period                                  -             445,126             (203,725)            109,484
     Less: reclassification adjustment for loss
       realized in net loss                                       -                   -              946,131                   -
                                                        -----------         -----------          -----------         -----------
            OTHER COMPREHENSIVE INCOME (LOSS)                     -             445,126              742,406             109,484
                                                        -----------         -----------          -----------         -----------

COMPREHENSIVE INCOME (LOSS)                             $ 3,190,161         $  (307,963)         $ 2,047,236         $(2,319,249)
                                                        ===========         ===========          ===========         ===========

EARNINGS (LOSS) PER SHARE
     Basic                                              $      0.23         $     (0.06)         $      0.10         $     (0.19)
                                                        ===========         ===========          ===========         ===========
     Diluted                                            $      0.23         $     (0.06)         $      0.10         $     (0.19)
                                                        ===========         ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                  13,918,000          12,792,000           13,508,000          12,792,000
                                                        ===========         ===========          ===========         ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                         --------------------------------------
                                                                         September 30,            September 30,
                                                                             1998                     1997
                                                                         -------------            -------------
                                                                          (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $1,304,830              $(2,428,733)
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and amortization                                  127,901                  556,673
              Issuance of common stock and warrants for services             118,300                   63,000
              Write-down of investment in Grand Havana                       946,131                        -
              Licensing fees                                                (410,817)                       -
              Equity in net loss of United Hotel                             176,000                  (22,000)
              Accrual of interest income on restricted cash                        -                   (9,434)
              Accrual of interest income on loans receivable                  93,878                        -
              Changes in operating assets and liabilities:
                  Receivables                                                 11,364                  112,031
                  Prepaid expenses and other current assets                  (52,125)                  12,352
                  Deposits                                                    (1,335)                  73,361
                  Accounts payable and accrued expenses                     (561,018)                 617,150
                  Accrued expenses due to (from) related part               (255,657)                (198,284)
                  Deferred revenues                                            8,081                 (186,531)
                                                                          ----------              -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,505,533               (1,410,415)
                                                                          ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                     (49,706)                (155,507)
     Investment in Grand Havana                                                    -                 (575,000)
     Loans receivable from Grand Havana                                            -                 (775,000)
     Investment in HEP II                                                          -                  275,000
     Collection of loan receivable from Grand Havana                               -               (3,751,500)
     Additional investment in United Hotel                                   (25,020)
     Deposits and other                                                      (33,499)                       -
                                                                          ----------              -----------
                  NET CASH USED IN INVESTING ACTIVITIES                     (108,225)              (4,982,007)
                                                                          ----------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Notes payable                                                           (25,000)               2,800,000
     Sale of common stock                                                    229,680                        -
                                                                          ----------              -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                  204,680                2,800,000
                                                                          ----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,601,988               (3,592,422)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               152,770                3,845,653
                                                                          ----------              -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,754,758              $   253,231
                                                                          ==========              ===========

CASH PAID FOR:
     Interest                                                             $   29,400              $   128,954
                                                                          ==========              ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997,
     (b) the consolidated financial position at September 30, 1998 and (c) the consolidated cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

2.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 131, "Reporting Comprehensive Income" effective January 1, 1998. Components of comprehensive income (loss) for the Company include net income (loss) and changes in the value of available-for-sale securities. The interim statements of operations for the three and nine months ended September 30, 1997 were reclassified for comparative purposes.

     During the three months ended June 30, 1998, the Company realized a loss of $946,131 from the write-down of its investment in restricted common stock of Grand Havana Enterprises, Inc., an affiliated company.


3.   INVESTMENT IN GENISYS

     As of June 30, 1998, the Company's wholly owned subsidiary, United Internet Technologies, Inc. (formerly known as United Leisure Interactive, Inc.) ("UIT") granted to NetCruise Interactive, Inc. ("NetCruise"), a wholly owned subsidiary of Genisys Reservation Systems, Inc. ("Genisys"), an exclusive and worldwide and perpetual license for travel related applications of certain interactive technology. In addition, the Company sold certain related intellectual properties and computer equipment.

     As consideration for the sale, UIT received (i) 2,000,000 of unregistered shares of common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $10,000,000.

     UIT's investment in Genisys common stock was accounted for under the equity method. UIT's investment represents 29.61% of the outstanding common stock of Genisys.

     For a period of three years, Harry Shuster will serve as Chairman and Brian Shuster will serve as President of NetCruise. In addition, both Harry Shuster and Brian Shuster will serve on the Board of Directors of Genisys for the same period. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a director of the Company and Brian Shuster is Executive Vice President, Secretary and a director of the Company. Brian Shuster is the son of Harry Shuster. Brian Shuster was issued warrants to purchase Genisys common stock on the same terms as the warrants issued to UIT, except that each of the two warrants issued to Brian Shuster represents the right to purchase up to 200,000 shares of Genisys common stock.

     NetCruise also assumed the UIT's lease at 1990 Westwood Boulevard, Penthouse, Los Angeles, California.

     Subsequent to the date of the transaction described above, Genisys informed the Company and UIT of the following. Genisys was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants to UIT caused Genisys to be inadvertently in violation of a certain Nasdaq Marketplace Rule (the "Nasdaq Rule"), because the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants amounted to more than 20% of the issued and outstanding shares of Genisys and the issuance thereof was not approved by Genisys' stockholders as required by the Nasdaq Rule. Genisys has been informed that Nasdaq intends to delist Genisys' Common Stock as a result of its noncompliance with the Nasdaq Rule, unless Genisys takes curative action acceptable to Nasdaq. Pending the full implementation of the proposed curative action described below, Genisys has appealed Nasdaq's determination. A hearing on the proposed delisting is pending.

     As a result of the Nasdaq notification, UIT, Genisys and certain of Genisys' principal stockholders have entered into an agreement dated October 28, 1998 (the "Agreement") for the purpose of restructuring their transaction, and Genisys is in the process of calling a meeting of its stockholders to seek the stockholder approval required by the Nasdaq Rule. Under the terms of the Agreement, UIT will return to Genisys (i) 1,100,000 shares of Genisys Common Stock (retaining

     900,000 shares of Genisys Common Stock (the "Retained Shares")) and (ii) the Warrants. Genisys will promptly issue to UIT 1,100,000 shares of Genisys Convertible Series B Preferred Stock, par value $.0001 per share (the "Genisys Preferred Shares"), which, among other things, are automatically convertible into 1,100,000 shares of Genisys Common Stock upon Genisys' obtaining stockholder approval as required by the Nasdaq Rule. In addition, upon obtaining the requisite stockholder approval, Genisys will reissue the Warrants to UIT.

     Among other things, the Genisys Preferred Shares carry a mandatory dividend of $275,000, payable on September 30, 1999, and mandatory quarterly dividends of $68,750, commencing with the quarter ending December 31, 1999. No dividend is payable if the Genisys stockholders approve the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants to UIT, and the Genisys Preferred Shares have been converted into 1,100,000 shares of Genisys Common Stock, prior to June 30, 1999. The Genisys Preferred Shares are non-voting, unless voting is required by New Jersey law. The Genisys Preferred Shares also carry a mandatory liquidation preference of $2,750,000 plus all accrued and unpaid dividends. UIT has agreed not vote the Retained Shares and may not vote the Genisys Preferred Shares at the Genisys stockholders' meeting. Certain principal stockholders of Genisys have agreed to vote their shares of Genisys Common Stock in favor of the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants.

     If, for any reason, the 1,100,000 shares of Genisys Common Stock and the Warrants are not issued to UIT on or before June 30, 1999, then, in addition to any and all rights and remedies available to UIT, UIT at its option, may appoint up to four members of the Board of Directors of Genisys.

4.   RELATED PARTY TRANSACTIONS

     Due from officer consisted of the following at September 30, 1998:

     Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company:
          Advances, including accrued interest        $    1,071,558
          Accrued interest payable                          (789,649)
          Accrued consulting fees                            (29,685)
                                                      --------------
                      Net due from officer            $      252,224
                                                      ==============

     Loans Receivable from Grand Havana ("GHEI") - On September 30, 1998, the Company agreed to make a new installment loan to GHEI in the amount of up to $1,250,000. GHEI executed a Secured Promissory Note dated September 30, 1998 (the "GHEI Note"). The GHEI Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The GHEI Note is secured pursuant to a Security Agreement dated September 30, 1998 (the "GHEI Security Agreement"), in which GHEI granted the Company a second lien security interest in certain collateral. Presently, this security interest is subordinate to a security interest in the same collateral granted in favor of Harry Shuster, securing payment of a promissory note in the principal amount of $300,000. Mr. Shuster intends to subordinate his position to that of the Company.

     The initial loan advance under the GHEI Note on September 30, 1998 was $603,279.71, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,279,91. The Company may from time to time, but shall not be obligated, to make future advances under the GHEI Note up to a total amount of $1,250,000.

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

     In June 1998, the Company issued five-year warrants to purchase up to 250,000 shares of common stock for services. The warrants were valued at $45,000.

     In September 1998, the Company granted to Brian Shuster, a director of the Company, option to purchase up to 300,000 shares of the Company's common stock at an exercise price of $.25 per share, exercisable until September 21, 2003. The option was granted to recognize the contributions made by Mr. Shuster in the development of the Company's interactive technology business through UIT and to provide him additional incentive to remain an officer of UIT.

     In September 1998, the Company granted to Harry Shuster option to purchase up to 2,100,000 shares of the Company's common stock at an exercise price of $.625 per share, exercisable until September 29, 2003. The option was granted in recognition of a personal guarantee of certain of the Company's indebtedness made by Mr. Shuster on July 30, 1997, and in recognition of Mr. Shuster's substantial contributions to the development of the Company's business.


6.   COMMON STOCK SUBJECT TO REPURCHASE

     In August 1998, the Company issued 150,001 shares of common stock with a fair value of $.28 per share as payment of legal fees. The Company agreed to repurchase the shares, one year from August 1998, at such stockholders' election, at a cash price of $1.00 per share. If the Company is legally unable or otherwise fails to make such purchase when due, Harry Shuster agreed to make such purchase at the same price per share.

7.   OTHER SIGNIFICANT TRANSACTIONS

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

8.   LEGAL PROCEEDINGS

     In September 1998, the Company and its subsidiary, Lion Country Safari, Inc. - California, and The Irvine Company have settled their long-standing litigation and have dismissed all superior court and appellate court actions pending between them, i.e. The Splash v. The Irvine Company, et al.
                                   ----
     (Case No. 491202), Lion Country Safari, Inc.--California v. The Irvine Company (OCSC Case No. 743669), Lion Country Safari, Inc.--California v. The Irvine Company (OCSC Case No. 775923) and The Irvine Company v. Lion Country Safari, Inc. - California (OCSC Case No. 776187).

     Pursuant to the terms of the settlement agreement between the parties, The Irvine Company paid the Company $4.0 million without admitting any liability on the part of The Irvine Company.

     The Company has also settled the lawsuit titled The Splash dba Wild Rivers
     v. Harry Shuster, et al. (OCSC Case No. 771810) and the parties have dismissed that suit. No payments were made by either party in connection with the settlement of the lawsuit.

     The lawsuit titled Irvine Meadows v. Shuster, et al. (OCSC Case No. 771509) is not affected by the foregoing settlements and the Company is pursuing its appeal of the judgment of the trial court in that matter. On October 27, 1998, the plaintiffs, as the prevailing party in this matter, were awarded costs in the amount of approximately $545,000. The Company is also appealing this award. Due to the inherent uncertainties regarding litigation, it is not possible to assess the likelihood that the Company will prevail on appeal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks, uncertainties, costs and outcome of pending litigation in which the Company is involved, costs and uncertainties associated with future developments, concerns regarding the Company's liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement

OVERVIEW

     During the quarter ended September 30, 1998, the Company's operations were primarily focused in three areas: (i) children's recreational activities, which includes the operation of the Company's "Camp Frasier" locations, "Planet Kids" locations and "Frasier's Frontier," all located in Southern California; (ii) the development of the Company's proprietary interactive Internet technology; and
(iii) investments in affiliated companies. Unless the context otherwise indicates, the term the "Company" as used herein includes United Leisure Corporation, a Delaware corporation, and its consolidated subsidiaries.

     Children's Recreational Activities. The Company currently operates two Camp
     ----------------------------------
Frasier day camp locations, which operated from the last week of June through late August, 1998; three Planet Kids, an indoor multimedia interactive play learning center for children; and one Frasier's Frontier, an amusement park, all of which are located in Southern California. The Company does not currently anticipate that it will expand any of its children's educational and recreational activities. The Frasier's Frontier amusement park was closed in Spring 1998 and there are no plans to reopen it at present.

     Interactive Technology. Through its wholly-owned subsidiary, United
     ----------------------
Internet Technologies, Inc. (formerly known as United Leisure Interactive, Inc.) ("UIT"), the Company has continued to develop its proprietary Internet technology (the "Technology"). The first such interactive multimedia products were developed as Netcruise, which allows a person to view and book various travel products on the Internet. On July 23, 1998, the Company, UIT, Genisys Reservation Systems, Inc. ("Genisys") and its wholly-owned subsidiary Netcruise Interactive, Inc. ("NII"), entered into an agreement pursuant to which UIT granted to NII an exclusive, world-wide and perpetual license to the travel-related applications of the Technology and sold to NII certain tangible assets and intellectual property to be used in connection with the exploitation of the licensed Technology. In consideration therefor, UIT received (i) 2,000,000 shares of restricted common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 if the total pretax profits of NII ("Total Pretax Profits") for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 if the Total Pretax Profits of NII for the years 1999, 2000 and 2001 equal or exceed $10,000,000.

     Subsequent to the date of the transaction described above, Genisys informed the Company and UIT of the following. Genisys was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants to UIT caused Genisys to be inadvertantly in violation of a certain Nasdaq Marketplace Rule (the "Nasdaq Rule"), because the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants amounted to more than 20% of the issued and outstanding shares of Genisys and the issuance thereof was not approved by Genisys' stockholders as required by the Nasdaq Rule. Genisys has been informed that Nasdaq intends to delist Genisys' Common Stock as a result of its noncompliance with the Nasdaq Rule, unless Genisys takes curative action acceptable to Nasdaq. Pending the full implementation of the proposed curative action described below, Genisys has appealed Nasdaq's determination. A hearing on the proposed delisting was held on November 20, 1998 (the "Nasdaq Hearing") and a decision is pending.

     As a result of the Nasdaq notification, UIT, Genisys and certain of Genisys' principal stockholders have entered into an agreement dated October 28, 1998 (the "Agreement") for the purpose of restructuring their transaction, and Genisys is in the process of calling a meeting of its stockholders to seek the stockholder approval required by the Nasdaq Rule. Under the terms of the Agreement, UIT will return to Genisys (i) 1,100,000 shares of Genisys Common Stock (retaining 900,000 shares of Genisys Common

Stock (the "Retained Shares")) and (ii) the Warrants. Genisys will promptly issue to UIT 1,100,000 shares of Genisys Convertible Series B Preferred Stock, par value $.0001 per share (the "Genisys Preferred Shares"), which, among other things, are automatically convertible into 1,100,000 shares of Genisys Common Stock upon Genisys' obtaining stockholder approval as required by the Nasdaq Rule. In addition, upon the requisite stockholder approval, Genisys will reissue the Warrants to UIT.

     Among other things, the Genisys Preferred Shares carry a mandatory dividend of $275,000, payable on September 30, 1999, and mandatory quarterly dividends of $68,750, commencing with the quarter ending December 31, 1999. No dividend is payable if the Genisys stockholders approve the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants to UIT, and the Genisys Preferred Shares have been converted into 1,100,000 shares of Genisys Common Stock, prior to June 30, 1999. The Genisys Preferred Shares are non-voting, unless voting is required by New Jersey law. The Genisys Preferred Shares also carry a mandatory liquidation preference of $2,750,000 plus all accrued and unpaid dividends.

     UIT has agreed not vote the Retained Shares and may not vote the Genisys Preferred Shares at the Genisys stockholders' meeting. Certain principal stockholders of Genisys have agreed to vote their shares of Genisys Common Stock in favor of the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants.

     The Agreement also currently provides that, if, for any reason, the 1,100,000 shares of Genisys Common Stock and the Warrants are not issued to UIT on or before June 30, 1999, then, in addition to any and all rights and remedies available to UIT, UIT at its option, may appoint up to four members of the Board of Directors of Genisys. As a result of the Nasdaq Hearing, this provision will be eliminated.

     Investments in and Loans to Grand Havana Enterprises, Inc. The Company has
     ---------------------------------------------------------
an investment in the common stock of, and has made loans to, Grand Havana Enterprises, Inc. ("GHEI"), an affiliate of company. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

     In February 1997, the Company entered into a financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership and cigar clubs being developed by GHEI. The loan bears interest at the rate of 8% per annum on the outstanding principal amount. This loan was not repaid when due on September 30, 1997. The financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement, which was valued by the Company at $38,691, and which number of shares is included in the number of shares of GHEI common stock indicated above as held by the Company as of March 31, 1998. The parties agreed to extend the maturity date of advances made under this financing agreement to September 30, 1998.

     On September 30, 1998, the Company agreed to make a new installment loan to GHEI in the amount of up to $1,250,000 in replacement of the previous loan. GHEI executed a Secured Promissory Note dated September 30, 1998 (the "GHEI Note"). The GHEI Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The GHEI Note is secured pursuant to a Security Agreement dated September 30, 1998 (the "GHEI Security Agreement"), in which GHEI granted the Company a second lien security interest in certain collateral. Presently, this security interest is subordinate to a security interest in the same collateral granted in favor of Harry Shuster, securing payment of a promissory note in the principal amount of $300,000. Mr. Shuster intends to subordinate his position to that of the Company.

     The initial loan advance under the GHEI Note on September 30, 1998 was $603,279.71, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,279.71. The Company may from time to time, but shall not be obligated, to make future advances under the GHEI Note up to a total amount of $1,250,000.

     As of September 30, 1998, the Company held 966,666 shares of GHEI's common stock. Management of the Company estimated the fair value of the investment in GHEI of approximately $136,300 at September 30, 1998. Because Management of the Company does not believe that it will recover the original cost of its investment in GHEI, it has realized loss on this investment in the amount of $946,131. On October 27, 1998, the common stock of GHEI was delisted from the Nasdaq SmallCap Market and is presently being quoted on the OTC Bulletin Board.

     Investments in United Hotel & Casino L.L.C. In January 1997, the Company
     -------------------------------------------
and two California limited liability companies formed United Hotel & Casino, L.L.C., a Delaware limited liability company ("UHC"). The Company currently has a 50% membership interest in UHC. The Company has the right to appoint one member (who has two votes), and the remaining members have the right, in the aggregate, to appoint two members (each of whom has one vote), of the three member Management Committee of UHC.

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

     On July 29, 1997, Harvey Bibicoff, a director of GHEI, made a short-term loan to the Company in the amount of $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note and bears interest at the rate of 10% per annum. On September 16, 1998, the Company paid Mr. Bibicoff $40,000, consisting of $25,000 principal amount of the loan outstanding and $15,000 accrued interest. As of September 30, 1998, the Bibicoff Loan was repaid in full.

     As of September 30, 1998, the Company's investment in UHC was $3,482,820.

     Investments in HEP II L.P. In April 1996, the Company acquired 50% of the
     --------------------------
limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), which was formed in March 1996, for a capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. The general partner of HEP II is United Film Distributors, Inc., a California corporation ("UFD"), formerly known as Hit Entertainment, Inc. As of September 30, 1998, the balance of the

Company's investment in HEP II was $1,120,500. Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, a director of the Company, is the President and a principal stockholder of UFD, and the son of Harry Shuster.

     Rental Activities. Until February 28, 1997, when its Ground Lease with the
     -----------------
Irvine Company (the "Irvine Company"), as landlord (the "Ground Lease"), expired, the Company's primary business had been to act as a developer and manager (rather than as an operator) of approximately 300 acres of real estate in Irvine, California (the "Irvine Property"). From 1986 until September 1998, the Company was engaged in protracted and expensive litigation involving the Ground Lease with the Irvine Company (the "Irvine Company Litigation"). Most of the Irvine Company Litigation was settled in September 1998. See Part II, Item 1, "Legal Proceedings."

Results of Operations

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     The Company's business has historically been highly seasonal, with the second and third quarters of each year being the strongest quarters of operation. The Company had total revenue of $816,438 in the quarter ended September 30, 1998, compared to total revenue of $1,123,752 for the quarter ended September 30, 1997, a decrease of $307,314 or approximately 27.3%. This decrease results from lower revenue from children's recreational activities, due primarily to a decline in admissions at the Company's Planet Kids locations, as well as the fact that Frasier's Frontier amusement park did not operate at all during the third quarter of 1998. All of the Company's revenue in the quarter ended September 30, 1998 was provided by children's recreational activities.

     Total operating expenses decreased from $1,928,129 for the quarter ended September 30, 1997 to $1,229,794 for the quarter ended September 30, 1998, a decrease of $698,335 or approximately 36.2%. This decrease was due to decreases in direct operating expenses; selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February 1997; and depreciation on property and equipment because of the write-down of certain Planet Kids assets during the year ended December 31, 1997.

     For the quarter ended September 30, 1998, the Company had net income of $3,190,161 or $.23 per share, as compared to a net loss of $(753,089) or ($0.06) per share for the quarter ended September 30, 1997. This increase in net income is primarily a result of the settlement of significant litigation which resulted in a payment to the Company of $4.0 million, less legal costs incurred during said quarter of approximately $340,000, and a decrease in operating loss of approximately $391,000 compared to the comparable quarter in fiscal 1997.

     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     The Company had total revenue of $2,158,748 in the nine-month period ended September 30, 1998, compared to total revenue of $2,373,911 for the nine-month period ended September 30, 1997, a decrease of $215,163 or approximately 9.1%. This decrease results primarily from a decrease in revenue from children's recreational activities and the elimination of rental income, partially offset by the recognition of one-time licensing fees in connection with the licensing of travel-related applications of the Company's interactive technology. There were no licensing fees received in the nine months ended September 30, 1997.

     Total operating expenses decreased from $4,618,717 for the nine-month period ended September 30, 1997 to $3,050,130 for the nine-month period ended September 30, 1998, a decrease of $1,568,587 or approximately 34.0%. This decrease was due to decreases in direct operating expenses; selling, general and administrative expenses associated with the Company's Ground Lease operations which terminated in February 1997; and depreciation on property and equipment because of the write-down of certain Planet Kids assets during the year ended December 31, 1997.

     For the nine months ended September 30, 1998, the Company had net income of $1,304,830 or $.10 per share, as compared to a net loss of $(2,428,733) or ($0.19) per share for the nine months ended September 30, 1997. This increase in net income is primarily a result of the settlement of significant litigation which resulted in a payment to the Company of $4.0 million, less legal costs incurred during said quarter of approximately $340,000; the recognition of one-time licensing fees in connection with the licensing of travel-related applications of the Company's interactive technology; and a decrease in operating loss of approximately $1,353,000 compared to the comparable nine-month period in fiscal 1997; partially offset by a decrease in revenue from children's recreational activities and the elimination of rental income.

Liquidity and Financial Condition

     The Company has relied primarily on cash flows from operations as well as from proceeds of its public offering in 1994 to finance working capital, acquisitions and improvements in the past several years. The proceeds from the Company's 1994 public offering have been exhausted and at September 30, 1998 the Company had cash and cash equivalents in the amount of $1,754,758 and a working capital deficit of $899,798. The majority of the cash and cash equivalents on hand comes from the settlement of significant litigation, which resulted in a payment to the Company of $4.0 million.

     Due to the fact that the trading price of the Company's common stock has fallen during recent months, there can be no assurance that the Company will be able to sell its securities on terms that are acceptable to the Company. In addition, the Company does not currently meet the new minimum bid listing requirements (the "New Listing Requirements") for maintenance of the Company's common stock on the SmallCap Market of The Nasdaq Stock Market ("Nasdaq"). The New Listing Requirements became effective in February 1998. In June 1998, the Company was notified that Nasdaq intended to delist the Company's common stock for failure to meet the New Listing Requirements. The Company has appealed the proposed Nasdaq delisting, which appeal is pending. However, the Company expects that Nasdaq will order the Company's stock delisted. If the Company's common stock is delisted from Nasdaq, it may be automatically eligible to trade on the OTC Bulletin Board. Nonetheless, such a development could result in the Company's having difficulty in offering and selling its securities to prospective investors.

     If the Company is unable to raise additional funds, when needed, through the private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if it is available, that it will be available on terms acceptable to the Company. If the Company is unable to sell its securities or obtain financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of its assets, among other possibilities, in order to meet such obligations.

     On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, one for $1,900,000 from Westminster and one for $900,000 from Harvey Bibicoff, the latter of which has been repaid. The Company also obtained the Second Westminster Loan. The First Westminster Loan is secured by a significant amount of the Company's assets, including its 50% membership interest in UHC and a significant portion of GHEI's common stock which the Company owns. Although the Company believes that it will be able to meet these loan obligations as they mature from additional financing from affiliated or unaffiliated sources, there is no agreement in place to provide such financing. If the Company is unable to meet the obligation under First Westminster Loan as it becomes due, the collateral pledged by the Company could be foreclosed upon. In addition, the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC, in connection with the Second Westminster Loan made by Westminster to UHC.

     As of September 30, 1998, investments in and loans to affiliated companies, GHEI, HEP II, UHC and Genisys, totaled approximately $5,802,566 or approximately 57.7% of total assets.

All of the affiliated companies have had substantial losses and have working capital deficits (except that Genisys does not have a working capital deficit), creating liquidity risks for the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets. In addition, at September 30, 1998, the Company had a net receivable from officer of $252,224.

     Although the Company believes that its current cash and income from operations, and repayment to the Company of amounts previously advanced by the Company to GHEI, will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case. If the Company is in need of additional financing, there can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on favorable terms.

Year 2000 Compliance

     The Company has recently initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers, that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases:
(1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing.

     The Company's Year 2000 project is being overseen by a senior member of Company staff. The Company's Year 2000 project is currently in the assessment phase. During an initial assessment, the Company determined that although several applications being used may be Year 2000 compliant, operating systems such as Microsoft DOS, Windows 3.11, and Windows 95, and Windows NT are not Year 2000 compliant. The Company will make a determination as to which operating systems will need to be replaced entirely and which will be upgraded to become Year 2000 compliant. It is the Company's expectation that a final determination on these matters will be made by March 31, 1999. Because this assessment is still in a preliminary phase, it is not known at this time if the cost of any such upgrades or replacements will be material.

     The Company believes that software products currently produced by Company are Year 2000 compliant; however, additional testing is in progress. It is not believed that the there will be any adverse effects on the ability to use the interactive products being developed by the Company.

     The Company expects to have completed by March 31, 1999 a full assessment of all hardware, operating systems and software applications in use on a Company-wide basis. Some upgrading is expected to be required, including upgrading to a uniform operating system on a Company-wide basis. In addition, the hardware used in connection with the children's recreational activities business conducted by the Company will have to be replaced. The costs of all such assessments and upgradings or replacements are not expected to be material. Required upgrading is expected to be completed on or before June 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

     The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company is asking its critical vendors and suppliers to provide information on the status of their Year 2000 compliance in order to assess the effect it could have on the Company. The Company expects that all such requests will be supplied to vendors by December 31, 1998. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves delays in shipping of products by its vendors and suppliers. Such delays could cause the Company to experience delays in delivering its own products. No major interruptions are expected in connection with the Company's children's recreational activities business. Specific contingency plans will be formulated after the Company has received information on the status of vendor and supplier Year 2000 compliance.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test corrections or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the

Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems, or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its product in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000 related risks and will take such further corrective actions as may be required.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          In September 1998, the Company and its subsidiary, Lion Country Safari, Inc. - California, and The Irvine Company settled their long-standing litigation and have dismissed all superior court and appellate court actions pending between them, i.e. The Splash v. The Irvine Company, et al.
                      ----
(Case No. 491202), Lion Country Safari, Inc.--California v. The Irvine Company (OCSC Case No. 743669), Lion Country Safari, Inc.--California v. The Irvine Company (OCSC Case No. 775923) and The Irvine Company v. Lion Country Safari, Inc. - California (OCSC Case No. 776187).

          Pursuant to the terms of the settlement agreement between the parties, The Irvine Company paid the Company $4.0 million without admitting any liability on the part of The Irvine Company.

          The Company has also settled the lawsuit titled The Splash dba Wild Rivers v. Harry Shuster, et al. (OCSC Case No. 771810) and the parties have dismissed that suit. No payments were made by either party in connection with the settlement of the lawsuit.

          The lawsuit titled Irvine Meadows v. Shuster, et al. (OCSC Case No. 771509) is not affected by the foregoing settlements and the Company is pursuing its appeal of the judgment of the trial court in that matter. On October 27, 1998, the plaintiffs, as the prevailing party in this matter, were awarded costs in the amount of approximately $545,000. The Company is also appealing this award. Due to the inherent uncertainties regarding litigation, it is not possible to assess the likelihood that the Company will prevail on appeal.

Item 2.   Changes in Securities

          In July 1998, the Company issued stock purchase warrants (the "Warrants") to Sands Brothers & Co., Ltd. ("Sands Brothers"). The Warrants are for 250,000 shares of the Company's Common Stock at an exercise price of $.25 per share. The Warrants are exercisable at any time commencing June 25, 1998 until June 25, 2003. The Company may redeem the Warrants for $.10 per Warrant under certain circumstances, including (i) the Company has an effective Registration Statement covering the shares of the Company's common stock issuable upon exercise of the Warrants, and (ii) the Company's common stock has been trading at or above $2.50 per share for the previous thirty business days. The holder of the Warrants has "piggyback" registration rights with respect to the shares of common stock issuable upon exercise of the Warrants for five years commencing June 25, 1998, and one "demand" registration right with respect thereto. The Warrants have anti-dilution protection. The Warrants were issued in connection with financial advisory services being rendered to the Company by Sands Brothers. The Company received no proceeds from this issuance.

          On September 22, 1998, the Company granted to Brian Shuster, a director of the Company and a director and President of the Company's wholly-owned subsidiary, UIT, an option to purchase up to 300,000 shares of the Company's common stock at $.25 per share, which was the fair market value of the common stock on such date. The option is exercisable at any time commencing September 22, 1998 until September 21, 2003. The option contains anti-dilution protection. The option was granted to recognize the contributions made by Mr. Shuster in the development of the Company's interactive technology business through UIT and to provide him additional incentive to remain an officer of UIT.

          On September 30, 1998, the Company granted to Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, an option to purchase up to 2,100,000 shares of the Company's common stock at $.625 per share, which was the fair market value of the common stock on July 30, 1997.
The option is exercisable at any time commencing September 30, 1998 until September 29, 2003. The option contains anti-dilution protection. The option was granted in recognition of a personal guarantee of certain of the Company's indebtedness made by Mr. Shuster on July 30, 1997, and in recognition of Mr. Shuster's substantial contributions to the development of the Company's business.

          On October 8, 1998, the Company issued 150,001 shares of common stock to six stockholders in the professional corporation of Call, Clayton & Jensen, for legal services rendered to the Company in connection with the settlement of the Irvine Company Litigation. These shares were valued at the price of the Company's stock on August 27, 1998, which was $.28 per share, for a total value of $42,000. The Company received no proceeds from this issuance. The Company further agreed to repurchase, on or after August 27, 1999, from any of the individuals to whom shares of the Company's common stock were issued, any or all of his or her shares at a cash price of $1.00 per share. If the Company is legally unable or otherwise fails to repurchase such shares, Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, has agreed to personally purchase such shares at such price.

          Each of the foregoing offerings was (i) made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (4-5) Warrant Agreement dated as of June 25, 1998 between United Leisure Corporation and Sands Brothers & Co., Ltd.

          (10-45) Option Agreement dated as of September 22, 1998 between United Leisure Corporation and Brian Shuster

          (10-46) Option Agreement dated as of September 30, 1998 between United Leisure Corporation and Harry Shuster

          (27)       Financial Data Schedule

     (b)  Reports on Form 8-K

     During the period covered by this Quarterly Report on Form 10-Q, the Company filed (i) a Current Report on Form 8-K and Amendment No.1 thereto, with respect to the sale by the Company's wholly-owned subsidiary, United Internet Technologies, Inc. (formerly known as United Leisure Interactive, Inc.) of certain assets and the licensing of certain technology; and (ii) a Current Report on Form 8-K, with respect to the settlement of certain pending litigation discussed in Part II, Item 1 of this Quarterly Report on Form 10-QSB.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 1998                  UNITED LEISURE CORPORATION

                                          By: Harry Shuster
                                              -------------
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Financial Officer)