Form 10KSB
period 1998-12-31
UNITED LEISURE CORP
filed 1999-04-15
CIK 59684

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
 X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---
    1934
                  For the fiscal year ended December 31, 1998

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

              For the transition period from               to

                         Commission File Number 0-6106

                          UNITED LEISURE CORPORATION
                (Name of small business issuer in its charter)

              Delaware                                      13-2652243
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

        1990 Westwood Boulevard
        Los Angeles, California                             90025
 (Address of principal executive offices)                 (Zip Code)

        Issuer's Telephone Number, Including Area Code: (310) 441-0900

       Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

                    Class A Common Stock Purchase Warrants
                               (Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

    State Issuer's revenues for its most recent fiscal year. $2,443,601

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 1999: $14,238,887

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Outstanding at
               Class                               March 31, 1999
               -----                               ---------------
  Common Stock, par value $.01 per share           14,218,850

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form
                                    10-KSB.

           Transitional Small Business Issuer Format: Yes      No  X
                                                           ---    ---
--------------------------------------------------------------------------------

                                     PART I

Item 1.     Description of Business

General

    During the year ended December 31, 1998, the Company reoriented its business, focusing its attention on the development and licensure of its proprietary interactive Internet technology and moving away from its historical emphasis on children's recreational activities. During 1998, the Company's operations were primarily focused in three areas: (i) the development and licensure of the Company's proprietary interactive Internet technology; (ii) children's recreational activities, which includes the operation of the Company's "Camp Frasier" locations, "Planet Kids" locations and "Frasier's Frontier," all located in Southern California; and (iii) investments in affiliated companies. Unless the context otherwise indicates, the term the "Company" as used herein includes United Leisure Corporation, a Delaware corporation, and its consolidated subsidiaries.

    The Company was originally organized for the primary purpose of developing and operating a chain of African wildlife preserve and theme amusement parks known as "Lion Country Safari." The Company's last park operation, located in Irvine, California, was closed in November, 1984. United Leisure Corporation is the successor by change of name to Lion Country Safari Inc., a Delaware corporation, which was originally organized in May 1969. The Company has operated and plans to continue to operate primarily as a holding company for its operating subsidiaries.

    The Company's principal executive offices are located at 1990 Westwood Boulevard, Los Angeles, CA 90025. Its telephone number is (310) 441-0900.

Interactive Internet Technology

Introduction.
------------

    Through its wholly-owned subsidiary, United Internet Technologies, Inc. (formerly known as United Leisure Interactive, Inc.) ("UIT"), the Company has continued to develop its proprietary interactive Internet technology (the "Technology").

    The Company's Technology, which equips sites on the World Wide Web (the "Web") with software, provides a means of linking a full-motion video on a CD-ROM located on the user's personal computer to a Web site. The display of the content of the CD-ROM is completely controlled by the remote Web server. The Technology lets users interact with a Web site and experience full-motion video and stereo audio in broadcast quality while on line, without having to download files or play "streaming" video or audio. Current streaming applications are limited by the availability of Internet bandwidth. The Company believes that current streaming video technology delivers a video that is limited in motion, has poor resolution, a small viewing window and is unstable. To solve this problem, the Company's Technology permits the design of Web sites that integrate video in innovative ways, without sacrificing quality or requiring large amounts of bandwidth.

    The Technology equips Web sites with software that allows a Web server to interact with a user's Internet browser and to access a media source located on the user's personal computer. The result is full motion, full screen video and stereo-audio on the end user's computer while the user is on the Internet.

    Thus far, the Company has developed two distinct technologies that provide the following video capabilities:

    1.    Parallel Addressing Video ("PAV")

          This technology allows a Web designer to activate and use a video, audio or other file from the user's local media source. This technology allows a viewer to access broadcast quality, full-motion, full-screen video selected from a Web site menu while the user remains online.

          The user is supplied with media containing the media plug-in, and any data to be accessed such as video, audio or other multimedia information. The user's local storage device can be a CD-ROM, DVD-ROM or hard drive, with ample storage for the file being addressed.

    2.    Dynamic Integrated Video Overlay ("DIVO")

          This technology permits video material to be embedded and seamlessly integrated within regular Web pages. Using this technology, a host can appear in full motion on the user's Web page to instruct, entertain or educate the user.

This capability makes a wide array of applications possible, that bridge the use of television style content with any number of Internet applications.

    The Technology also enables any person connected to the Internet to shop for services and products and view the related videos.

 .   The Technology allows for pay-per-view video content and controlled release and metering of video usage by each end user. This added capability will provide licensees the opportunity for financial gain via subscriber based content services, audited advertising and marketing, and pay-per-view events similar to television, but with the added benefits of the Internet's interactivity.

 .   At the touch of a button a traveler can choose almost any spot on earth and instantaneously preview and reserve cruises, hotels, airlines, tours and car rentals.

 .   Because applications of the Technology are being developed for the
    Internet, they easily adapt to new technologies and information content resources that are developed. The Company currently has a wide range of in-house developed databases, such as cruise, scheduling and search databases, as well as partnered links with other large internet sales and database information systems.

 .   The Technology allows companies to sell their goods over the Internet using full motion video of their products, just like on television.

 .   The Technology has the capability of connecting a live operator to buyers when they require assistance. The Company has integrated several technologies to ensure that consumer and consultant needs are met. The Company's infrastructure ensures that future technologies for customer service and interaction are easily adapted to its applications.

 .   Users select a product and the amount they would like to spend, and the system then provides details on all available products based on their selection.

 .   The buyer need only click on an icon, and a video of that product will play on the screen. After seeing the video, complete details are available on all aspects of the product for viewing or printing.

 .   If the buyer would like to learn more about a product, or alternative choices, clicking on the appropriate icon provides details on other choices.

 .   Once a product has been selected, a buyer may simply click and order.

 .   DIVO technology provides functions that allow video to be combined seamlessly within the Internet users web browser software. This allows the creators of content to create special effects unavailable via other video formats and with the added quality benefits of full-motion, 30 frame-per-second video. This new technology is designed to work with popular browsers from both Netscape Communication Corporation and Microsoft Corporation.

 .   Server and client-side security and time-control functions will allow the video to be delivered to the end user in a time-prescribed manner determined by the licensee for each full-motion video. These will allow the licensees of the Company's PAV and DIVO technologies to control the distribution of video to each end user and to protect against unauthorized use or distribution of video content.

 .   The Company has recently added security functionality to the technologies it has developed. This functionality is client-server based and allows for PAV and DIVO files to be "locked" on the media source using a proprietary encryption scheme. The user's video player communicates with the web-server, which in turn creates a secure encryption key to unlock video contained on the delivery system.

 .   The Technology may also be used for Web-based training and education.

    The Company has spent approximately $127,000 in 1997 and $168,000 in 1998 developing the Technology.

    The Company is also developing UIT's media player to incorporate additional functionality and features. This includes a new technology, currently under development, called Active Image Mapping. This technology would enable selected video pixels to be clickable.

    Brian Shuster, Executive Vice President and a director of the Company, has rendered certain consulting services to the Company in connection with the development of the Company's Technology and interactive multimedia products. Brian Shuster is the son of Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company. See Part III, Item 12, "Certain Relationships and Related Transactions."

Applications.
------------

      Travel Applications.  The Company has developed an application of the
      -------------------
Technology called NetCruise(C), which allows anyone to book travel, including cruise vacations, hotels, car rental and airline tickets from a one-stop-shopping Web site, www.NetCruise.com. The CD-ROMs will contain video "virtual tours" of cruise ships and luxury resorts, allowing a view of rooms, amenities and other special features prior to booking, and will allow people to book every aspect of their vacation all at once.

    The NetCruise(C) software and technology allows the consumer to "Be Your Own Travel Consultant". The software connects consumers to the Internet and walks them through the process of booking and/or selling any travel arrangements and receiving a percentage of the industry commissions paid for bookings.

    The Company's software has the capability of full motion video, live vocal interaction, combined with updated on-line information. Users can choose a vacation and see their choice in full motion video to select a ship, and view the stateroom, dining rooms, entertainment venues, casinos and other areas of the ship.

    It is presently anticipated that NetCruise(C) will initially be advertised and sold via an infomercial displaying the product's features and allowing for call-in purchase. An incentive to encourage consumers to buy the product, rather than use a travel agent or Web sites run by cruise lines or hotels, will be a rebate of one-half of the standard travel agent's commission for all travel booked through the NetCruise(C) Web site.

    NetCruise(C), along with all of the Company's right, title and interest in any travel-related applications of the Technology, was licensed to Netcruise Interactive, Inc. ("NII"), a wholly-owned subsidiary of Genisys Reservation Systems, Inc. ("Genisys"), in July, 1998. In exchange for an exclusive, worldwide and perpetual license of the Technology for all travel-related operations, along with related hardware, the Company received a significant amount of the issued and outstanding common stock of Genisys. It was also agreed that Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, and Brian Shuster, Executive Vice President of the Company, will serve for three years on the Board of Directors of Genisys and will be Chairman and President, respectively, of NII. See "Description of Business - Investments and Financing Activities -The Genisys Transaction" and Part III, Item 12, "Certain Relationships and Related Party Transactions".

    Wrestling.  Subsequent to the end of the fiscal year, UIT and World
    ---------
Championship Wrestling, Inc. ("WCW") entered into a License Agreement as of February 23, 1999 (the "WCW License Agreement"), pursuant to which UIT granted to WCW a limited non-exclusive license of the Technology. The Technology will be used by WCW solely in connection with WCW's Worldwide Championship Wrestling Web site and the CD-ROM or other discs and software (the "Discs") that permit users access to the interactive features of the web site. UIT has agreed that during the term of the WCW License Agreement, UIT will not use or license the Technology in competition with WCW in the wrestling business or otherwise permit the use of the Technology by any business or individual in the wrestling business other than WCW. The term of the WCW License Agreement is three year; provided, however, that WCW may terminate the WCW License Agreement at the end of any one-year period by giving 30 days' prior written notice. Under certain circumstances, either party may terminate the WCW License Agreement in the event of material breaches.

    In consideration of the License, WCW shall pay UIT royalties equal to:

    (i) 15% of WCW's adjusted gross revenues resulting from banners or similar advertisements and/or sponsorships that are now standard in the Internet industry and are contained on or made accessible through use of the Discs; plus

    (ii) 20% of WCW's adjusted gross revenues resulting from full-screen, full-motion trailers and/or other full-screen or full-motion video and/or audio-visual advertisements that are not standard in the Internet industry and are contained on or made accessible through use of the Discs; plus

    (iii) 15% of WCW's net revenues resulting from merchandise sales which are promoted on or through access provided by the use of the Discs; plus

    (iv) additional royalty payments to be agreed upon in good faith by the parties for other sources of revenue that might be generated from or through access provided by the use of the Discs.

    WCW has paid to UIT as a non-refundable advance against such royalties the amount of $200,000.

    WCW has the right to approve the application of the Technology against certain indicated specifications and descriptions during a testing period, which the Company expects to be satisfactorily completed by mid-May 1999.

    During the term of the WCW License Agreement, any improvements and enhancements made by UIT shall be made available to WCW. In addition, UIT has agreed to provide certain technical and creative support services to WCW.

    Other Commercial Applications.  The Company is developing additional
    -----------------------------
applications of the Technology for a number of different industries. No such applications have been licensed and no assurance can be given that any such licenses will be on terms favorable to the Company. The Company has adequate funds from internal sources to complete development of certain applications currently under development, but will require additional financing for more aggressive development of the Technology. See Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation - Liquidity and Financial Condition."

    Education.  The Company has developed educational applications for the
    ---------
Technology. With such an application, a course lecture, supplemented by commercial-quality video clips as appropriate, would be shipped to students on a CD-ROM. For example, a geology lecture could be illustrated with location shots of the regions described, an anatomy lecture with videos or animations of bodily systems, an art history lecture with photographs of the work being discussed. Because the software is connected to the Internet, students would be able to submit questions, take tests, answer questions and receive a grade back almost instantaneously. They could also signal the CD-ROM to replay selections from the lecture with the answers to the questions the student might have missed, integrating review and correction into the testing experience. There can be no assurance, however, that such applications will be licensed or otherwise exploited on terms favorable to the Company.

Children's Recreational Activities

    Because the Company has determined to focus on its interactive Internet technology business, the Company has closed most of its children's recreational facilities and has decided to dispose of the remaining such facilities. In 1998, the Company's children's recreational activities consisted of two Camp Frasier day camp locations, which operated from the last week of June through late August, 1998; three Planet Kids, which are indoor multimedia interactive play learning centers for children; and one Frasier's Frontier, an amusement park. All of these facilities are located in Southern California.

    Until February 28, 1997, when its Ground Lease (the "Ground Lease") with the Irvine Company (the "Irvine Company"), as landlord, expired, the Company's primary business had been to act as a developer and manager (rather than as an operator) of approximately 300 acres of real estate in Irvine, California (the "Irvine Property"). Since that time, the Company has not had any significant income from its Ground Lease operations, amounting to less than three percent of the Company's revenues for the year ended December 31, 1997 and no revenue for the year ended December 31, 1998.

    After 1984, the Company developed the Irvine Property, with emphasis on leisure-time use and attractions, primarily through subleases. Each of the subleases expired in February 1997 upon expiration of the Ground Lease. Pursuant to the terms of the

Ground Lease, the Company had the right to remove the leasehold improvements made to the Irvine Property at the expiration of the Ground Lease. Two of the Company's sublessees, Irvine Meadows Amphitheater ("Irvine Meadows") and The Splash, a California limited partnership ("The Splash"), the operator of Wild Rivers Park, brought actions against the Company seeking injunctions against the Company from removing the improvements on the subleased premises at the expiration of the term of the Ground Lease. Since 1986, the Company has been engaged in protracted and expensive litigation involving the Ground Lease with its former landlord, Irvine Company, in Orange County Superior Court (together with related litigation, the "Irvine Company Litigation"). Most of the Irvine Company Litigation was settled during 1998. See Part I, Item 3, "Legal Proceedings."

Planet Kids.
-----------

    In June 1994, the Company entered into a joint venture with Master Glazier's Karate International, Inc. ("MGK"), a public company engaged in the operation of karate centers in New Jersey and Pennsylvania. The parties formed a new company, Planet Kids, Inc. ("Planet Kids"), which initially was equally owned. As of June 20, 1995, the Company bought out MGK's interest in the joint venture, thus becoming the sole stockholder in exchange for the return of MGK's initial investment of $500,000, plus accrued interest of approximately $40,500. In addition, the Company's Board of the Directors granted to MGK an option to acquire up to 150,000 shares of the Company's Common Stock at an exercise price of $.01 per share. This option was exercised in 1995.

    The Planet Kids concept is to operate state-of-the-art children's play-learning centers to be operated out of leased premises and target children ages 3 through 13. Each center provides children with interactive multimedia educational games, exercise playgrounds, educational computers, party facilities and other indoor activities.

    Planet Kids opened its first play-learning center in Laguna Hills, California in July 1995 and its second play-learning center in Orange, California in December 1995. A third center in Fountain Valley, California was opened in September, 1996. The Company has provided for a loss for impairment of value of certain of its Planet Kids assets in the amount of $3,862,554 and intends to dispose of this asset. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and "Financial Statements -- Note 5 to Notes to Consolidated Financial Statements."

Camp Frasier and Frasier's Frontier.
-----------------------------------

    The Camp Frasier program, which the Company no longer operates, was offered to children between the ages of 3 and 13 and was designed to provide significant flexibility in attendance requirements, with a minimum of ten days per camper during the summer. Campers were provided with planned activity programs which included educational activities, horseback riding, swimming, arts and crafts, fishing, a rope challenge course, go-carts and karate.

    During 1997, the Company accommodated approximately 1,486 campers and had revenues of $542,102. During 1998, the Company accommodated approximately 1,281 campers and had revenues of $582,289. The Company will not operate its Camp Frasier locations any longer, commencing in 1999.

    In April 1995, the Company obtained the right to operate a portion of Featherly Regional Park as a Camp Frasier day camp. The park is located in Yorba Linda in Orange County, California. During 1997, this Camp Frasier accommodated approximately 396 campers and realized revenues of $137,685. During 1998, this facility accommodated approximately 302 campers and had revenues of $146,011.

    In April 1995, the Company acquired certain real and personal property in El Cajon, in San Diego County, California (the "El Cajon Property"). The El Cajon Property was subsequently renovated by the Company and reopened as "Frasier's Frontier," an amusement park and summer camp. The Camp Frasier location on the El Cajon Property had its first full season of operations in the summer of 1996. During 1997, this Camp Frasier accommodated approximately 204 campers and had revenues of $52,291. The Frasier's Frontier Amusement Park was closed in Spring 1998 and the Camp Frasier at this location did not operate in Summer 1998.
There are no plans to reopen either facility. The Company intends to sell the El Cajon Property. See Part I, Item 2, "Description of Property."

    In March 1996, the Company entered into a lease with the County of Orange to operate a Camp Frasier location in Foothill Ranch, Orange County, California. The lease is for a term of 15 years and provides that the Company will pay as annual rental the greater of the minimum annual rental or the percentage rental. The minimum annual rental is $10,000 for the first year, $20,000 for the second year and $30,000 for years three through five. The percentage rental is equal to 15% of the gross receipts of the Company from the day camp and any swimming programs or lessons conducted by the Company. During 1997, this Camp Frasier accommodated approximately 886 campers and had revenues of $352,126. During 1998, this facility accommodated approximately 979 campers and had revenues of $436,278. This facility will no longer operate commencing in 1999.

    The Company was a party to a Water Park Sublease with American Sportsworld, Inc., pursuant to which the Company subleased approximately 15 acres of the Irvine Property on which The Splash operates a theme family water park (the "Water Park"). The Water Park Sublease was terminated on February 28, 1997 upon the expiration of the Ground Lease. Additionally, the Company holds a 3.12% limited partnership interest in The Splash. Under the terms of the Water Park Sublease, The Splash paid a minimum annual rent of $475,000, payable $39,583 per month, against a percentage rent equal to 10% of annual gross revenues. In addition, The Splash paid additional rent to cover various increased expenses with respect to the subleased property during the term of the Water Park Sublease, as well as all taxes related to such property. The basis on which rental under this sublease was calculated is part of the rent dispute with Irvine Company in the Irvine Company Litigation. During the two months prior to termination of the Water Park

Sublease in 1997, The Splash paid the Company rentals of $39,583 and a limited partnership distribution of $65,000. In 1998, the Company received $48,723 in limited partnership distributions.

Investments and Financing Activities

The Genisys Transaction.
-----------------------

    On July 23, 1998, the Company, UIT, Genisys and its wholly-owned subsidiary, NII, entered into an agreement ("the Genisys Agreement") pursuant to which UIT granted to NII an exclusive, world-wide and perpetual license to the travel-related applications of the Technology and sold to NII certain tangible assets and intellectual property to be used in connection with the exploitation of the licensed Technology. In consideration therefor, UIT received (i) 2,000,000 shares of restricted common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 if the total pretax profits of NII ("Total Pretax Profits") for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 if the Total Pretax Profits of NII for the years 1999, 2000 and 2001 equal or exceed $10,000,000. This transaction is referred to herein as the "Genisys Transaction".

    Subsequent to the date of the Genisys Agreement, Genisys informed the Company and UIT of the following. Genisys was notified by the Nasdaq Stock Market, Inc. ("Nasdaq") that the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants to UIT caused Genisys to be inadvertently in violation of a certain Nasdaq Marketplace Rule (the "Nasdaq Rule"), because the issuance of the 2,000,000 shares of Genisys Common Stock and the Warrants amounted to more than 20% of the issued and outstanding shares of Genisys and the issuance thereof was not approved by Genisys' stockholders as required by the Nasdaq Rule. Genisys was informed that Nasdaq intended to delist Genisys' Common Stock as a result of Genisys' noncompliance with the Nasdaq Rule, unless Genisys took curative action acceptable to Nasdaq. Pending the full implementation of the proposed curative action described below, Genisys appealed Nasdaq's determination. A hearing on the proposed delisting was held on November 20, 1998, following which Nasdaq approved the continued listing of Genisys Common Stock pending the holding of a stockholders meeting and subject to certain additional changes in the Genisys Transaction.

    As a result of the Nasdaq notification, UIT, Genisys and certain of Genisys' principal stockholders entered into an agreement dated October 28, 1998 (the "October Agreement") for the purpose of restructuring their transaction. Under the terms of the October Agreement, UIT will return to Genisys (i) 1,100,000 shares of Genisys Common Stock (retaining 900,000 shares of Genisys Common Stock (the "Retained Shares")) and (ii) the Warrants. Genisys will issue to UIT 1,100,000 shares of Genisys Convertible Series B Preferred Stock, par value $.0001 per share (the "Genisys Preferred Shares"), which, among other things, are automatically convertible into 1,100,000 shares of Genisys Common Stock upon Genisys' obtaining stockholder approval, as required by the Nasdaq Rule. In addition, upon the requisite stockholder approval, Genisys will reissue the Warrants to UIT.

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

    In response to further requirements of Nasdaq, the parties entered into another agreement dated January 25, 1999 (the "January Agreement"). The January Agreement provides that in the event that the stockholders of Genisys do not approve both (i) the acquisition of the assets and (ii) the issuance to Seller of the 1,100,000 shares of Genisys Common Stock relating to the Genisys Preferred Shares, and the Warrants, the Genisys Transaction shall be unwound. Thereafter, Genisys would have an option until September 30, 1999 to again seek and obtain approval of the Genisys Transaction by Genisys' stockholders on the same terms and conditions as originally agreed to pursuant to the Genisys Agreement, as amended by the October Agreement and the January Agreement.

    UIT has agreed not to vote the Retained Shares and may not vote the Genisys Preferred Shares at the Genisys stockholders meeting with respect to the approval of the Genisys Transaction. Certain principal stockholders of Genisys have agreed to vote their shares of Genisys Common Stock in favor of the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants. The Company has been informed that Genisys currently expects to hold its stockholders meeting in May or June, 1999.

Investments in and Loans to Grand Havana Enterprises, Inc.
----------------------------------------------------------

    The Company has an investment in the common stock of, and has made loans to, Grand Havana Enterprises, Inc. ("GHEI"), an affiliate of the Company. GHEI is primarily engaged in the business of the ownership and operation of private membership restaurants and cigar clubs. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI.

    In September 1996, the Company entered into a financing agreement (the "GHEI Financing Agreement"), in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by GHEI in connection with a lease which GHEI had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. The cash collateral was replaced by GHEI in full in October 1997. As additional consideration, the Company received 100,000 shares of the common stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share, which was exercised by the Company in February 1997. On July 15, 1997, the Company and GHEI entered into an amendment to the GHEI Financing Agreement pursuant to which (in consideration for the Company's agreeing to forego the requirement that GHEI replace the collateral pledged on an ongoing basis from certain operations) GHEI agreed to issue to the Company or its designee a warrant to purchase 150,000 shares of the common stock of GHEI at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade for the common stock of GHEI for the 10 day period prior to the exercise of the warrant. The Company subsequently designated Westminster Capital, Inc., which provided financing to the Company in connection with the acquisition of certain property in Las Vegas, as the entity to receive this warrant. See "Description of Business -Investments and Financing Activities - Investments in United Hotel and Casino, L.L.C."

    In February 1997, the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI at that time. The loan bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of the stock of GHEI. This loan was not repaid when due on September 30, 1997. The related financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement. The parties agreed to extend the maturity date of advances made under this financing agreement to September 30, 1998.

    On September 30, 1998, the Company agreed to make a new installment loan to GHEI in the amount of up to $1,250,000 in replacement of the previous loan. GHEI executed a Secured Promissory Note dated September 30, 1998 (the "GHEI Note"). The GHEI Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The parties have agreed to extend the maturity to the GHEI Note for an additional 60 days. The GHEI Note is secured pursuant to a Security Agreement dated September 30, 1998 (the "GHEI Security Agreement"), in which GHEI granted the Company a security interest in certain collateral.

    The initial loan advance under the GHEI Note on September 30, 1998 was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. The Company may from time to time, but shall not be obligated, to make future advances under the GHEI Note up to a total amount of $1,250,000.

    As of December 31, 1998, the Company held 966,666 shares of GHEI's common stock. Management of the Company estimated the fair value of the investment in GHEI of approximately $38,667 at December 31, 1998. Because Management of the Company does not believe that it will recover the original cost of its investment in GHEI, it has realized loss on this investment in the amount of $1,043,764. On October 27, 1998, the common stock of GHEI was delisted from the Nasdaq SmallCap Market (the "Nasdaq Market") for failure to satisfy the minimum bid and net asset value requirements of Nasdaq

Marketplace Rules. GHEI Common Stock is presently being quoted on the OTC Bulletin Board.

    At December 31, 1998, accrued interest amounted to $16,018, and an aggregate of $603,280 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement. See Part III, Item 12, "Certain Relationships and Related Transactions."

Investments in United Hotel & Casino, L.L.C.
--------------------------------------------

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

    On July 29, 1997, UHC acquired approximately 8.5 acres of partially developed land on the Las Vegas Strip in Las Vegas, Nevada (the "Las Vegas Property"). The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus Enterprises, Inc. ("Circus"). UHC currently intends to continue to lease the existing shopping center on the Las Vegas Property. The Company has decided to sell its interest in UHC, unless the Las Vegas Property itself is sold, and is considering proposals for both of those alternatives. No assurance can be given that any particular proposal will be accepted or that any agreement that may be entered into will be on terms favorable to the Company. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation - Liquidity and Financial Condition."

    The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino, which is currently responsible for a substantial percentage of the rental income received by UHC from the Las Vegas Property. The purchase of the Las Vegas Property closed on July 29, 1997. Upon the acquisition of the Las Vegas Property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus and it is anticipated that Circus will continue to operate this casino. The monthly income of the Las Vegas Property is approximately $182,000 and the monthly expense is approximately $37,000. The lease to The Silver City Casino is due to expire in October 1999.

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

    Concurrently with the closing of UHC's purchase of the Las Vegas Property, Westminster Capital, Inc. ("Westminster") made a loan of $1,900,000 (the "First Westminster Loan") to the Company to enable it to meet a portion of its additional capital contribution obligation to UHC. The loan was evidenced by a Secured Convertible Promissory Note (the "First Westminster Note") made by the Company. The First Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of Westminster (which demand may be made any time after July 29, 1998) or (ii) July 29, 1999 (the "Maturity Date"). The holder of the First Westminster Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. The conversion feature of the First Westminster Note has been amended to extend the conversion date, as described below. The First Westminster Note may be prepaid by the Company at any time prior to conversion and after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the First Westminster Note are required to be paid to Westminster as a prepayment on the First Westminster Note.

    The First Westminster Loan is secured by, among other things, a pledge of 408,333 of the 966,666 shares that the Company owns in GHEI. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company; serves as a member of the Management Committee of UHC; and also serves as the Chairman of the Board, President, and Chief Executive Officer, and is a principal stockholder of, GHEI. In addition, Harry Shuster and his spouse, Nita Shuster, provided certain other security individually and jointly with respect to the First Westminster Loan.

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

    On August 6, 1998, Westminster made a loan of $1,100,000 to UHC (the "Second Westminster Loan"). The Second Westminster Loan is evidenced by a promissory note in
the amount of $1,100,000, which bears interest at the rate of 15% per annum and matures on August 1, 1999 (the "Second Westminster Note"). In order to induce Westminster to make the Second Westminster Loan, the Company agreed to amend the First Westminster Note to provide that the holder of the First Westminster Note now has the right, at any time prior to July 31, 2001, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. It was also agreed by the parties that a default by UHC under the Second Westminster Note will be deemed to be a default by the Company under the First Westminster Note. Harry Shuster personally guaranteed the obligations of UHC under the Second Westminster Loan and the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC. See Part III, Item 12, "Certain Relationships and Related Transactions."

    As of December 31, 1998, the Company's investment in UHC was $3,432,452.

    On July 29, 1997, Harvey Bibicoff, a former director of GHEI, made a short-term loan to the Company in the amount of $900,000 (the "Bibicoff Loan"). The Bibicoff Loan is evidenced by a promissory note and bears interest at the rate of 10% per annum. On September 16, 1998, the Company paid Mr. Bibicoff $40,000, consisting of $25,000 principal amount of the loan outstanding and $15,000 accrued interest. As of December 31, 1998, the Bibicoff Loan was repaid in full.

Investments in HEP II L.P.
--------------------------

    In April 1996, the Company acquired 50% of the limited partnership interests in HEP II L.P., a California limited partnership ("HEP II"), which was formed in March 1996, for an initial capital contribution in the amount of $1,500,000.
HEP II is engaged in the motion picture production business. Limited partners in HEP II are entitled to receive 99% of all distributions made by HEP II until they receive a 110% return of their investment and thereafter they receive 50% of distributions until a 200% return is achieved, at which time HEP II will terminate. The general partner of HEP II is United Film Distributors, Inc., a California corporation (formerly known as Hit Entertainment, Inc.) ("UFD"). Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster, Executive Vice President and a director of the Company, is the President and a principal stockholder of UFD, and the son of Harry Shuster. See Part III, Item 12, "Certain Relationships and Related Transactions."

    As of December 31, 1998, the Company's investment in HEP II was $700,000.

Business Segment Information
----------------------------

    The Company's operations for 1997 and 1998 consisted of two business segments. One business segment (for 1997 only) consisted of facility rentals, pursuant to which the Company subleased or otherwise allowed others to use the Irvine Property. This business segment was terminated in February 1997 when the Ground Lease for the Irvine Property expired. Another business segment consists of children's recreational activities, which during 1997 and 1998, included the operation of Camp Frasiers, a day camp operated during the summer months (three of which operated in 1997 and two of which operated in 1998); three Planet Kids, the Company's play-learning center operations; and one Frasier's Frontier, an amusement park (which was closed in Spring 1998). In 1998, the Company's second business segment consisted of Internet technology licensing fees. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Patents, Trademarks and Licenses

    A provisional application for a utility patent for the Technology was filed with the U.S. Patent and Trademark Office in July 1997. However, there is no assurance that a patent will be issued or, if a patent is issued, that it will not be narrow in its coverage, thereby potentially permitting significant use of similar technology by competitors. Even if a patent is not issued or is narrowly issued, the Company believes that the value of the Technology will not be critically impaired.

    To date, the Company has entered into two licensing agreements for its Technology. One agreement is with Genisys for travel-related applications of the Technology, and the other agreement is with WCW for use of the Technology in connection with WCW's Worldwide Championship Wrestling Web site. See "Description of the Business - Interactive Internet Technology - Applications."

    The Company intends to enter into other licensing agreements or strategic alliances for other applications of the Technology which are being developed and which may be developed in the future. Several such agreements are currently being negotiated. No such other agreements have been entered into and there can be no assurance that any additional agreements will be entered into or, if they are entered into, whether they will be on terms favorable to the Company.

Competition

    There is significant competition in the evolving market for video delivery on the Internet. The Company and its primary competitors have each approached the Internet video delivery system employing different technologies. Several of the Company's competitors have substantially greater financial, marketing, personnel and other resources than the Company. Management of the Company believes that the barriers to enter this market are relatively high and there is significant lead time required to market a competitive Internet video delivery technology.

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

    Any change in any or all of the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

    At December 31, 1998, the Company had 14 full-time employees and 76 part-time employees. The Company also retained approximately 80 seasonal employees in 1998 who worked at the Company's children's recreational facilities. In addition, Harry Shuster, Chairman of the Board, President and Chief Executive Officer, is employed by the Company as a consultant, and Brian Shuster, Executive Vice President and a director of the Company, provides consulting services to the Company. See Part III, Item 10, "Executive Compensation -- Consulting and Employment Agreements" and Part III, Item 12, "Certain Relationships and Related Transactions."

Item 2.  Description of Property

    The principal executive offices of the Company are located in Los Angeles and are rented from certain affiliates of the Company. Monthly rental paid by the Company with respect to its offices in Los Angeles is $6,344 per month. See
Part III, Item 12, "Certain Relationships and Related Transactions."

    In connection with its children's recreational activities, the Company acquired one piece of real property and entered into five leases. In April 1995, the Company acquired the El Cajon Property on which the Company formerly operated one Camp Frasier and Frasier's Frontier Amusement Park. The El Cajon Property was acquired for a purchase price of approximately $1,650,000, payable $800,000 in cash, assumption of an existing note payable secured by the property in the amount of $120,000 (the "Assumed Note") and the execution of a purchase money note secured by the property in the amount of approximately $730,000 (the "Purchase Money Note"). The Assumed Note is payable interest only at the rate of 12% with the full principal amount due April 1, 2000. The Purchase Money Note bears interest at the rate of 9.67% per annum and provides for 59 monthly interest-only payments with all principal due and payable on March 1, 2000.
With the closure of the children's recreational facilities, the Company has decided to sell the El Cajon Property.

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

    In March 1996, the Company entered into a lease with the County of Orange with respect to its Camp Frasier location in Foothill Ranch, California in the Irvine Regional Park. The term of the lease is for 15 years. The annual rental paid by the Company under this lease is the greater of the "minimum annual rental," which is $10,000 for the first year of the lease, $20,000 for the second year of the lease and $30,000 for the third through fifth years of the lease, or a percentage rental equal to 15% of the gross receipts from the Camp Frasier at this location and from any Swim Programs/Lessons conducted by the Company at this location. On the fifth anniversary of the Lease, the minimum annual rental will be adjusted to the greater of 75% of the average annual rent paid by the Company for the preceding three years or $30,000, adjusted in proportion to changes to the Consumer Price Index for Los Angeles-Anaheim-Riverside promulgated by the Bureau of Labor Statistics of the U.S. Department of Labor. This lease was terminated in February 1999.

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

    UHC, in which the Company holds a 50% membership interest, acquired the Las Vegas Property on July 29, 1997. The Las Vegas Property is located at 3025 Las Vegas Boulevard and currently contains a shopping center consisting of approximately 20 retailers and The Silver City Casino. Upon the acquisition of the Las Vegas property, UHC became the lessor of the shopping center and The Silver City Casino. The Silver City Casino is owned and operated by Circus and it is anticipated that Circus, which accounts for a substantial percentage of the rental income from the Las Vegas property, will continue to operate this casino on the Las Vegas Property. The lease for The Silver City Casino currently is due to expire in October 1999. See Part I, Item 1, "Description of Business -Investments and Financing Activities - Investments in United Hotel & Casino, L.L.C."

    In the opinion of management, all of the property which the Company owns or leases is adequate to conduct the Company's business as it is presently conducted, and is adequately covered by insurance.

Item 3. Legal Proceedings

    Most of the Irvine Company Litigation was settled during 1998. In September 1998, the Company and its subsidiary, Lion Country Safari, Inc. - California, and The Irvine Company settled their longstanding litigation and dismissed all superior court and appellate court actions pending between them, i.e. The Splash
v. The Irvine Company, et al. (Case No. 491202), Lion Country Safari, Inc. -- California v. The Irvine Company (OCSC Case No. 743669), Lion Country Safari, Inc. -- California v. The Irvine Company (OCSC Case No. 775923), and Lion Country Safari, Inc. -- California v. The Irvine Company (OCSC Case No. 776187). Pursuant to the terms of the settlement agreement between the parties, The Irvine Company paid the Company $4.0 million without admitting any liability on the part of The Irvine Company.

    The Company also settled the lawsuit titled The Splash dba Wild Rivers v. Harry Shuster, et al. (OCSC Case No. 771810) and the parties dismissed that suit. No payments were made by either party in connection with the settlement of the lawsuit.

    On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster in a case styled Irvine Meadows v. Shuster, et al. (OCSC Case No. 771509). The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. The plaintiffs prevailed in the matter in May 1998, on a motion for summary judgment. The Company is pursuing its appeal of the judgment of the trial court in that matter. On October 27, 1998, the plaintiffs, as the prevailing party in this matter, were awarded costs in the amount of approximately $545,000. The Company is also appealing this award. The parties are currently engaged in settlement negotiations, the outcome of which cannot be predicted. Due to the inherent uncertainties regarding litigation, it is not possible to assess the likelihood that the Company will prevail on appeal if the settlement negotiations are not successful.

    Except as set forth above, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock was traded on the Nasdaq Market under the symbol UTDL from November 10, 1994 until December 1, 1998. In its 1994 public offering, the Company sold a total of 4,945,000 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. Each of the Class A Warrants entitles the holder thereof to purchase one share of the Company's Common Stock at an exercise price of $4.00 per share. On February 26, 1998, the Company's Class A Warrants were delisted from the Nasdaq Market because there were no longer any active market makers registered to trade the Warrants. Effective the close of business on December 1, 1998, the Company's Common Stock was delisted from the Nasdaq Market because of the failure to satisfy Nasdaq's minimum bid requirement of $1.00 per share. The Company's Common Stock is now quoted on the OTC Bulletin Board.

    The table below sets forth, for the periods indicated, the high and low bid prices of the Common Stock, for the period January 1, 1997 through December 31, 1998, on the Nasdaq Market (through December 1, 1998) and on the OTC Bulletin Board (from December 2, 1998).

                                  1997                 1998
                                  ----                 ----
                           High Bid   Low Bid   High Bid   Low Bid
                           --------   -------   --------   -------
1st Quarter.............     $  7/8     $ 3/8      $ 3/8     $ 1/4

2nd Quarter.............     $ 7/16     $ 1/4      $ 1/4     $5/32

3rd Quarter.............     $ 5/16     $5/16      $5/16     $3/16

4th Quarter.............     $13/16     $ 1/4      $ 1/4     $5/32

    On March 31, 1999, the closing bid price of the Common Stock on the OTC Bulletin Board was $1.38 per share.

    The above quotations represent prices between market makers, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

    There were approximately 2,442 record holders of the Common Stock as of March 31, 1999.

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

Recent Sales of Unregistered Securities

    In the year ended December 31, 1998, the Company did not conduct any sales of its securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except as follows:

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

    In July 1998, the Company issued stock purchase warrants to Sands Brothers & Co., Ltd. ("Sands Brothers"). The warrants are for 250,000 shares of the Company's Common Stock at an exercise price of $.25 per share. The warrants are exercisable at any time commencing June 25, 1998 until June 25, 2003. The Company may redeem the warrants for $.10 per warrant under certain circumstances, including (i) the Company has an effective Registration Statement covering the shares of the Company's Common Stock issuable upon exercise of the warrants, and (ii) the Company's Common Stock has been trading at or above $2.50 per share for the previous thirty business days. The holder of the warrants has registration rights with respect to the shares of Common Stock issuable upon exercise of the warrants for five years commencing June 25, 1998, and one "demand" registration right with respect thereto. The warrants have anti-dilution protection. The warrants were issued in connection with financial advisory services being rendered to the Company by Sands Brothers. The Company received no proceeds from this issuance.

    On October 8, 1998, the Company issued 150,001 shares of common stock to six stockholders in the professional corporation of Call, Clayton & Jensen for legal services rendered to the Company in connection with the settlement of Irvine Company Litigation. These shares were valued at the price of the Company's Common Stock on August 27, 1998, which was $.28 per share, for a total value of $42,000. The Company received no proceeds from this issuance. The Company further agreed to repurchase, on or after August 27, 1999, from any of the individuals to whom shares of the Company's Common Stock were issued, any or all of his or her shares at a cash price of $1.00 per share. If the Company is legally unable or otherwise fails to repurchase such shares, Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, has agreed to personally purchase such shares at such price.

    Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation

    The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking, statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forwarding-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Overview

    The Company is primarily engaged in the development and licensure of Internet related technology and Web sites incorporating the Company's proprietary technology. The Company has developed two proprietary technologies, Parallel Addressing Technology (PAV) and Dynamic Integrated Video Overlay
(DIVO). The Company licenses the use of the Technology to others and in some cases develops its own Web sites. The Company has licensed the travel related applications to Genisys and has also licensed the rights to wrestling and related activities to WCW. The Company's Technology utilizes proprietary program instructions applications to provide a means of linking a full motion video on a user's CD-ROM or DVD-ROM drive to a commercial site on the Web. The Company intends to continue to pursue licensing agreements with others and will continue to develop and market its own Web sites.

    Prior to February 1997, the primary business of the Company had been to act as a developer and manager (rather than as an operator) under the Ground Lease with the Irvine Company on the Irvine Property. The Ground Lease terminated in February 1997. As part of management's decision to reorient the Company's business to the development and licensure of the Technology, the Company's Camp Frasiers have been discontinued and the Company has decided to dispose of its Planet Kids facilities. In connection therewith, the Company will have significantly reduced employment requirements, primarily part-time and seasonal employees, in 1999.

    During the year ended December 31, 1998, the Company's operations consisted of:

    1. The development and licensure of the Technology and related activities.

    2. Children's recreational activities, which included the operations of the Company's Camp Frasier at two locations, Planet Kids at three locations, and Frasier's Frontier at one location.

Results of Operations

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

    The Company had total revenues during the fiscal year ended December 31, 1997, in the amount of $2,889,141 as compared to $2,443,601 for the fiscal year ended December 31, 1998, a decrease of $445,540. The decrease is due primarily to the fact that the Company had reduced revenues from its children's recreational activities. The Company's revenues from its children's recreational activities decreased from $2,802,342 for the fiscal year ended December 31, 1997 to $2,032,784 for the fiscal year ended December 31, 1998, a decrease of $775,558. This decrease in revenues was due primarily to lower attendance at the facilities. The Company had revenues for the first time from the licensing of its proprietary Internet technology of $410,817.

    Operating expenses, excluding impairment losses, decreased from $5,825,624 for the fiscal year ended December 31, 1997, to $4,029,035 for the fiscal year ended December 31, 1998, or a decrease in operating expenses of $1,796,589.
This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with termination of the Company's Ground Lease operations in February 1997. In addition, depreciation and amortization for the fiscal year ended December 31, 1997 was $747,282, compared to $171,623 for fiscal year ended December 31, 1998. This decrease in depreciation and amortization was as a result of the impairment loss of $3,862,554 taken in the fiscal year ended December 31, 1997.

    For the fiscal year ended December 31, 1997, the Company had a net loss of $7,313,545 or ($0.59) per share, compared with a net loss of $514,839 or ($0.04) per share for the fiscal year ended December 31, 1998. The net loss in the fiscal year ended December 31, 1997 was primarily attributable to the impairment loss in the amount of $3,862,554 relating to Planet Kids, additional legal expenses relating to the Irvine Company Litigation and the fact that the Company had only two months of revenues from its Ground Lease operations prior to the expiration of the Ground Lease in February 1997.

    Legal expenses incurred by the Company were $716,291 in the fiscal year ended December 31, 1997, as compared to $603,183 in the fiscal year ended December 31, 1998. In addition, the Company wrote down $1,464,264 of its various investments and its equity in net losses of investees of $475,881 in the fiscal year ending December 31, 1998. This was offset by an extraordinary gain of $4,043,020 resulting from the settlement of the Irvine Company Litigation.

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

    Operating expenses, excluding impairment losses, decreased from $6,055,281 for the fiscal year ended December 31, 1996 to $5,825,624 for the fiscal year ended December 31, 1997, or an aggregate decrease in operating expenses of $229,657. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with termination of the Company's Ground Lease operations in February 1997, offset by services rendered in obtaining the First Westminster Loan and the Bibicoff Loan. Impairment losses recognized during 1997 of $3,862,554 were due to a write-off of certain property and equipment of Planet Kids play-learning centers.

    For the fiscal year ended December 31, 1996, the Company had a net loss of $403,275 or ($.03) per share compared with a net loss of $7,313,545 or ($0.59) per share for the fiscal year ended December 31, 1997. The net loss in the fiscal year ended December 31, 1996 included income from reversal of provision of disputed contingent claims of approximately $1,100,000. The net loss in the fiscal year ended December 31, 1997 was primarily attributable to the impairment loss in the amount of $3,862,554 relating to Planet Kids, additional legal expenses relating to the Irvine Company Litigation and the fact that the Company had only two months of revenues from its Ground Lease operations for the fiscal year ended December 31, 1997.

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

Liquidity and Financial Condition

    The Company has experienced operating losses in recent years. For the fiscal year ended December 31, 1997, the Company experienced a net loss of $7,313,545, including impairment losses of $3,862,554. For the fiscal year ended December 31, 1998, the Company experienced a loss of $514,839.

    The Company's working capital requirements have been and will continue to be significant. As of December 31, 1998, the Company had cash and cash equivalents of $799,369 and a working capital deficit of $1,996,236. The majority of the cash and cash equivalents on hand comes from the settlement of the Irvine Company Litigation, which resulted in a payment to the Company of $4.0 million.

    The Company's future capital requirements will depend on various factors, including:

    1. The number of applications utilizing the Company's Technology that the Company wants to develop;

    2. The length of time that it takes for the Company to dispose of its children's recreation facilities and the manner of disposition; and

    3. The Company and other members of UHC are actively entertaining various opportunities of selling or otherwise disposing of the Las Vegas Property. The Company believes that based on existing negotiations, the amount realized from the disposition will be considerably more than the cost; however, the Company cannot give any assurance that this will in fact be the case or that the Las Vegas Property will be sold or whether any such disposition will be on terms favorable to the Company. In the alternative, the Company is actively entertaining offers to sell its membership interest in UHC; however, the Company cannot give any assurance that this in fact will be the case or whether any such disposition will be on terms favorable to the Company.

    Due to the fact that the Company does not currently meet the new minimum bid listing requirements for maintenance of the Company's Common Stock on the Nasdaq Market, effective the close of business on December 1, 1998, the Company's Common Stock was delisted from the Nasdaq Market. The Company's Common Stock is now quoted on the OTC Bulletin Board. The delisting could result in the Company's having difficulty in offering and selling its securities to prospective investors.

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

    On July 28, 1997 UHC acquired the Las Vegas Property. The Company was required to make an additional capital contribution to UHC of approximately $3,800,000 in connection with the acquisition of the Las Vegas Property and in connection therewith obtained two loans, including one for $1,900,000 from Westminster. The First Westminster Loan is secured by a significant amount of the Company's assets, including its 50% membership interest in UHC and a significant portion of GHEI's common stock which the Company owns. Although the Company believes it will be able to meet this loan obligation as it matures, upon the sale of the Las Vegas Property, the sale of the Company's interest in UHC, from additional financing from affiliated or unaffiliated sources, there is no agreement in place to provide such financing. If the Company is unable to meet the obligation under First Westminster Loan as it becomes due, the collateral pledged by the Company could be foreclosed upon. In addition, the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC, in connection with the Second Westminster Loan made by Westminster to UHC.

    As of December 31, 1998, investments in and loans to affiliated companies, Genisys, GHEI, UHC and HEP II, totaled approximately $4,381,252 or approximately 52.2% of total assets.

    All of the affiliated companies have had substantial losses and have working capital deficits (except that Genisys does not have a working capital deficit), creating liquidity risks for the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets. In addition, at December 31, 1998, the Company had a net receivable from officer of $332,627. See Part III, Item 12, "Certain Relationships and Related Transactions."

    Although the Company believes that its current cash and income from operations, distributions received by the Company as a result of its investments, repayment to the Company of amounts previously advanced by the Company to GHEI, proceeds from any sale of the El Cajon Property, and proceeds from any sale of the Las Vegas Property or the Company's interest in UHC, will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case.

    The Company wishes to expand its development and marketing capabilities for the Technology. While development of certain applications currently under development can be funded from internal sources, more aggressive development will require additional financing from either public or private sources. To this end, the Company intends to raise additional capital either by borrowing money or a public or private sale of equity or both. There can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on favorable terms.

Year 2000 Issues

    The Company has a Year 2000 project designed to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers, that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of correction and contingency plans, and (4) implementation and testing.

    The Company's Year 2000 project is being overseen by a consultant to the Company. The Company's Year 2000 project is currently in the assessment phase. During an initial assessment, the Company has determined that although several applications being used may be Year 2000 compliant, operating systems such as Microsoft DOS, Windows 3.11, Windows 95 and Windows NT are not compliant. The Company will make a determination as to which operating systems will need to be replaced entirely and which will be upgraded to become Year 2000 compliant. It is the Company's expectation that a final determination on these matters will be made by April 30, 1999. Because this assessment is still in a preliminary phase, it is not known at this time if the cost of any such upgrades or replacements will be material.

    The Company believes that software products currently produced by the Company are Year 2000 compliant; however, additional testing is in progress. It is not believed that there will be any adverse effects on the ability to use the interactive products being developed by the Company.

    The Company expects to have completed by April 30, 1999 a full assessment of all hardware, operating systems and software applications in use on a Company-wide basis. Some upgrading is expected to be required, including upgrading to uniform operating and accounting systems on a Company-wide basis. In addition, the hardware used in connection with the children's recreational activities business conducted by the Company will have to be replaced, if the remaining assets are not sold by the end of 1999. The costs of such assessments and upgradings or replacements are not expected to be material. Required upgrading is expected to be completed on or before June 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

    The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is at the beginning stage of assessments for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company is asking its critical vendors and suppliers to provide information on the status of the Year 2000 compliance in order to assess the effect it could have on the Company. The Company has supplied all such requests to such vendors. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 Issues. Costs identified to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

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

    As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test corrections or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operational infrastructure, the Company cannot be sure that all its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems, or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its product in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000 related risks and will take such further corrective actions as may be required.

Item 7.  Financial Statements

    The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB commencing on page F-1 immediately following Part IV of this Form 10-KSB.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

    The following table sets forth certain information concerning the directors and executive officers of the Company.

                                              All Positions                           Position Held
Name                                    Age   with the Company                            Since
----                                    ---   ----------------                        -------------

Harry Shuster                            64   Chairman of the Board                        1969
                                              President and Chief Executive
                                              Officer, Chief Financial Officer,
                                              and Director
Brian Shuster                            40   Executive Vice President and Director        1996
Alvin Cassel                             85   Secretary, Treasurer and Director            1969
Alvin Alexander                          70   Director                                     1975
J. Brooke Johnston, Jr.                  59   Director                                     1996

    Harry Shuster has been engaged in managing the affairs of the Company since 1967, serving in the capacity of Chairman of the Board, President and Chief Executive Officer since April 1975. Mr. Shuster is also the Chairman of the Board, President and Chief Executive Officer of GHEI, a publicly-traded company primarily engaged in the business of the ownership and operation of private membership restaurants and cigar clubs whose offices are located in Los Angeles, California, and which is an affiliate of the Company. Mr. Shuster is also the Chairman of the Board of UFD, which is a privately-held independent motion picture production company in Los Angeles, California and the general partner of HEP II. Harry Shuster is the father of Brian Shuster. See Part III, Item 12, "Certain Relationships and Related Transactions."

    Brian Shuster has been the President of UFD since 1995. From 1993 through 1995, Brian Shuster was President of Beverly Hills Producers Group, an independent motion picture production company. From 1990 through 1993, Mr. Shuster was Vice President of Worldwide Entertainment Group, an independent motion picture production company. Brian Shuster is the son of Harry Shuster. See Part III, Item 12, "Certain Relationships and Related Transactions."

    Alvin Cassel is of counsel to the law firm of Broad and Cassel, Miami, Florida. He has been engaged in a general civil law practice for more than 60 years. Mr. Cassel is also a director of GHEI, an affiliate of the Company. Mr. Cassel is also Managing Director of Koorn N.V., all of whose stock is owned by Harry Shuster. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management."

    Alvin Alexander is and has been for more than five years President of Skip Alexander Productions, a company located in Los Angeles, California, which develops game shows and other television properties.

    J. Brooke Johnston, Jr. is a partner of the law firm of Baker, Johnston & Wilson LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Inc., in Birmingham, Alabama from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell Slaughter Young & Johnston, a Professional Association, in Birmingham, Alabama, where he practiced securities law for over 17 years. Mr. Johnston is also a director of GHEI, an affiliate of the Company.

    The present term of each Director will expire at the time of the next Annual Meeting of Stockholders of the Company. Executive officers are elected at the Annual Meeting of the Board of Directors held immediately following the Annual Meeting of Stockholders and hold office until the next Annual Meeting of the Board of Directors or until their successors are duly elected and qualified.

    There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person, pursuant to which any of such persons was or is to be selected as a Director or an executive officer, except the Amended and Restated Consulting Agreement between the Company and Harry Shuster. See Part III, Item 10, "Executive Compensation - Consulting and Employment Agreements."

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16 (a) of the Securities Exchange Act requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's Securities with the Securities and Exchange Commission. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1998 through December 31, 1998, all officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Harry Shuster was late in filing one Form 4 involving seven transactions with regard to gifts of shares made by him and Brian Shuster was late in filing one Form 4 involving four transactions with regard to gifts of shares made to him. All such filings have been made as of the date hereof.

Item 10.  Executive Compensation

Cash Compensation

    The following table sets forth compensation paid or awarded to the Chief Executive Officer and all officers of the Company whose compensation exceeded $100,000 (the "Named Executive Officers") for all services rendered to the Company in 1998, 1997 and 1996.

                          Summary Compensation Table


                                                        Long-Term               All Other
                                Annual Compensation     Compensation         Compensation(1)
                              -----------------------   ------------------   ---------------
Name and Principal                                      Securities
Position                      Year    Salary    Bonus   Underlying Options
-------------------------     ----   --------   -----   ------------------
Harry Shuster                 1998   $300,663   $ ---      2,100,000         $  -----
  Chairman of the Board,      1997   $273,330   $ ---        ---             $  -----
  President and Chief         1996   $248,482   $ ---        ---             $  3,600
  Executive Officer

(1) Consists of $300 per month car allowance paid Mr. Shuster.


Consulting and Employment Agreements

    As of June 1, 1994, the Company and Mr. Shuster entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement"), updating an arrangement originally effective as of September 1, 1984. The Consulting Agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a director of the Company throughout the five-year term of the Agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the Agreement. Mr. Shuster is also provided with either the use of a Company car or a $300 per month car allowance. The Company incurred consulting fees pursuant to the Consulting Agreement of $248,482 in 1996, $273,330 in 1997, and $300,663 in 1998. The Consulting
Agreement also provides for certain disability benefits for a period of up to three years. The Consulting Agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. It is estimated that Mr. Shuster devoted approximately 30 hours per week to the affairs of the Company during 1996, 1997 and 1998. The Consulting Agreement provides for automatic one year renewals for each contract year that ends without termination of the Consulting Agreement by either party. The Consulting Agreement will be renewed when the original term expires in June 1999. The Consulting Agreement terminates upon Mr. Shuster's death or in the event of a breach of the Consulting Agreement by Mr. Shuster.

    Since October 1, 1997, the Company has paid or accrued rent, including homeowner association dues, to Mr. Shuster in the aggregate amount of $34,676, for an apartment which he owns and which he and Brian Shuster use while they are in New York City on Company business. The Company believes that the rent is at least as favorable as the cost of comparable housing over the significant period of time that Messrs. Shuster are in New York City on Company business. See Part III, Item 12, "Certain Relationships and Related Transactions."

    The Company has no employee bonus or benefit plans, profit sharing plans, retirement plans or deferred compensation plans. No fees are paid directors for attendance at meetings of the Board of Directors, although out-of-pocket expenses incurred in connection therewith are reimbursed.

Stock Option Grants

    The table below sets forth information regarding stock option grants made to each of the Named Executive Officers of the Company who received options during the fiscal year ended December 31, 1998. All of the options were issued at not less than the fair market value of the Common Stock on the date of grant and are currently 100% vested.

                       Option Grants in Last Fiscal Year

                                                       Percent of
                                                       Total Options
                                    Number of Shares   Granted to        Exercise
                                      Underlying       Employees in      Price
Name                                Options Granted    Fiscal Year       ($/Share)    Expiration Date
----                                ----------------   -------------     ---------    ---------------

Harry Shuster..................     2,100,000          87.5%             $.625        September 30, 2003


Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

    The following table sets forth information regarding unexercised options held by the Named Executive Officers. No options were exercised during the fiscal year ended December 31, 1998.

                Aggregated Option Exercise in Last Fiscal Year
                       and Fiscal Year End Option Values

                      Number of Unexercised         Value of Unexercised
                           Options at               In-the-Money Options
                        December 31, 1998          at December 31, 1998(1)
                   ---------------------------   ---------------------------

Name               Exercisable   Unexercisable   Exercisable   Unexercisable
----               -----------   -------------   -----------   -------------

Harry Shuster..... 2,606,950       --            $    0        $    --

______________
(1) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1998. Since the market price of the Common Stock at December 31, 1998 was less than the exercise prices of any of Mr. Shuster's outstanding options, the options were not "in-the-money" at December 31, 1998. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

Stock Options

    At December 31, 1998, there were outstanding presently exercisable non-qualified stock options to purchase an aggregate of 3,166,950 shares of the Common Stock of the Company held by the Company's officers and directors. Of these, 2,606,950 were held by Harry Shuster, Chairman of the Board, President and Chief Executive Officer of the Company, and the balance were held by the other directors of the Company, at option prices ranging from $.30 to $1.38 per share. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management".

    All non-qualified stock options issued by the Company to its directors and executive officers are in substantially the same form. All options issued have a term which expires on December 31, 2002, except for options granted during 1998, which have a term of five years from date of grant (expiring in September
2003), and are immediately exercisable as to all of the shares of Common Stock covered thereby. The option price is the fair market value of the Common Stock of the Company as of the date of grant. Each option terminates at the end of 90 days following termination of association with or employment by the Company for any reason other than death or at the end of one year in the event such termination is caused by death.

    In addition to the non-qualified stock options held by directors and executive officers of the Company, at December 31, 1998, there were outstanding non-qualified options to purchase an aggregate of 100,000 shares of the Common Stock of the Company held by third parties. All of these non-qualified options are in substantially in the same form as those issued to directors and executive officers of the Company, except that generally they are not terminable until they expire. These options have exercise prices ranging from $.30 to $.75 and expire at December 31, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

General

The following table sets forth certain information with respect to all persons, or groups of persons, known by the Company to own beneficially more than five percent of the Common Stock of the Company, and as to the beneficial ownership thereof of the directors and executive officers of the Company, individually and as a group, all as at March 31, 1999:

                                                    Shares
                                                    Beneficially       Percentage
Names and Address of Beneficial Owner               Owned(1)           Ownership
-------------------------------------               -------------      ----------
Harry Shuster (2)(3)..........................      5,879,933            34.9%
Brian Shuster (2)(4)..........................      1,050,300             7.1%
Alvin Cassel (2)(5)...........................        185,100             1.3%
Alvin Alexander (2)(6)........................         13,021               *
J. Brooke Johnston, Jr (2)(7).................        105,000               *
Walton N.B. Imrie (8).........................        654,430             4.6%
  c/o Kestral S.A
  Pausilippe Ch
  Des Trois-Portes 11
  2006 Neuchatel, Switzerland
All Directors and Executive Officers
  as a Group (5 persons) (2)(3)(4)(5)(6)(7)...      7,233,354            41.0%

_________________
*  Less than 1%

(1) Includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of all officers and directors is c/o the Company at 1990 Westwood Boulevard, Penthouse, Los Angeles, CA 90025.

(3) Includes 110,100 shares owned by Koorn N.V., a Netherlands Antilles corporation, all of whose capital shares are owned by Harry Shuster. Mr. Shuster has sole investment power over the shares owned by Koorn N.V., but shares voting power of these shares. Alvin Cassel, a director of the Company, acts as Managing Director of Koorn N.V. Also includes 125,000 shares owned by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita Shuster and Bardene Anne Shuster, 300 shares owned by Nita Shuster and Brian Shuster, and 300 shares owned by Nita Shuster and Stanley Shuster, of which shares Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 2,606,950 shares of common stock which are currently exercisable as well as 3,037,583 shares of stock owned directly by Mr. Shuster. Also does not include an aggregate of 480,000 shares owned by trusts of which Mr. Shuster's adult children are the beneficial owners.

(4) Consists of 300 shares owned by Nita Shuster and Brian Shuster, 160,000 shares owned by The Brian Shuster Trust, 240,000 shares owned by Brian Shuster for the benefit of his three minor children and options to purchase 650,000 shares which are currently exercisable.

(5) Consists of 110,100 shares held by Koorn N.V., as to which Mr. Cassel has shared voting power and options to purchase 75,000 shares of common stock which are currently exercisable.

(6)  Includes options to purchase 10,000 shares that are currently exercisable.

(7) Includes options to purchase 100,000 shares which are currently exercisable, of which amount options to purchase 50,000 shares are held by Mr. Johnston directly and options to purchase 100,000 shares are held by a law firm in which Mr. Johnston was a partner, half of which he is entitled to receive and as to the other half of which he disclaims beneficial ownership.

(8) These shares are owned by Plus One Finance, Ltd., a British Virgin Islands corporation, which is wholly-owned by Walton N.B. Imrie, a resident of Switzerland. Includes warrants to purchase 83,000 shares of common stock which are currently exercisable.


Item 12.  Certain Relationships and Related Transactions

Certain Relationships and Transactions with Directors

    Harry Shuster is the Chairman of the Board, Chief Executive Officer and President of the Company. He is also Chairman of the Board, Chief Executive Officer and President of GHEI, an affiliate of the Company; Chairman of the Board and a principal stockholder of UFD, which is the general partner of HEP II, an affiliate of the Company; a member of the Management Committee of UHC; a director of Genisys, an affiliate of the Company and to whose wholly-owned subsidiary, NII, the Company has licensed the travel-related applications of the Technology; and Chairman of NII. Harry Shuster is the father of Brian Shuster.

    Brian Shuster is Executive Vice President and a director of the Company and provides consulting services to the Company in connection with the development of the Technology and its multimedia interactive products. He is also the President and a principal stockholder of UFD, which is the general partner of HEP II, an affiliate of the Company; a director of Genisys, an affiliate of the Company and to whose wholly-owned subsidiary, NII, the Company has licensed the travel-related applications of the Technology; and President of NII. Brian Shuster is the son of Harry Shuster.

    In prior years, Harry Shuster advanced working capital to the Company at the prime rate plus 3%. Such advances were secured by the Company's rights under its sublease arrangements. In June 1995, advances in the amount of $649,800, excluding accrued interest of $789,649, were converted by Mr. Shuster into equity by the exercise of options to purchase 755,550 shares of the Company's Common Stock. Mr. Shuster has deferred payment of certain of the interest due to him under the loan arrangement and certain of the amounts due him under the Consulting Agreement. At December 31, 1998, accrued interest payable to Mr. Shuster amounted to $1,136,886. Loans receivable, including accrued interest, from Mr. Shuster at December 31, 1998 and 1997 amounted to $1,430,185 and $1,002,072, respectively. As of December 31, 1998, prepaid consulting fees to Mr. Shuster amounted to $39,328. As of December 31, 1998, the net receivable from Mr. Shuster amounted to $332,627. See "Financial Statements - Note 8 to Notes to Consolidated Financial Statements."

    The Company leases its principal executive offices, on a month-to-month basis, from a company in which Harry Shuster is an officer and principal stockholder. The Company paid rent to this company in the amount of $31,044 in 1997 and $43,624 in 1998. In addition, since October 1, 1997, the Company paid or accrued rent, including homeowner association dues, to Mr. Shuster in the amount of $34,676, for an apartment which he owns and which he and Brian Shuster use while they are in New York City on Company business. The Company believes that the rent is at least as favorable as the cost of comparable housing over the significant period of time that Messrs. Shuster are in New York City on Company business.

    Brian Shuster provides consulting services to the Company with respect to the development of the Technology and interactive multimedia products. Brian Shuster receives $5,000 per month in consulting fees. The consulting agreement is an oral arrangement, which may be terminated by either party upon 30 days notice. During the years ended December 31, 1998 and 1997, the Company paid Brian Shuster or accrued consulting fees of $60,000 and $60,000, respectively.

    On June 3, 1997, the Company exchanged options to purchase 25,000 shares of Common Stock issued to Alvin Alexander, a director of the Company, for a note receivable of $10,000.

Transactions with GHEI

    In September 1996, the Company entered into the GHEI Financing Agreement, in which it agreed to pledge the sum of $875,000 in order to support a letter of credit required to be provided by GHEI in connection with a lease that GHEI had entered into. In consideration for providing this pledge of collateral for GHEI's letter of credit, GHEI agreed to pay the Company an amount equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. All of the cash collateral was replaced by October 1997. As additional consideration, the Company was issued 100,000 shares of the common stock of GHEI and a warrant to purchase an additional 100,000 shares of common stock of GHEI at an exercise price of $.75 per share, which was exercised by the Company in February 1997. Harry Shuster is the Chairman of the Board, President, Chief Executive Officer and a principal stockholder of GHEI. On July 15, 1997, the Company and GHEI entered into an amendment to the GHEI Financing Agreement pursuant to which (in consideration for the Company's agreeing to forego the requirement that GHEI replace the collateral pledged on an ongoing basis from certain operations) GHEI agreed to issue to the Company or its designee a warrant to purchase 150,000 shares of the common stock of GHEI at an exercise price of the lesser of $.75 per share or 75% of the average of the last trade for the common stock of GHEI for the 10 day period prior to the exercise of the warrant. The Company subsequently designated Westminster, which provided financing to the Company in connection with the acquisition of the Las Vegas Property, as the entity to receive this warrant.

    In February 1997, the Company entered into an additional financing agreement with GHEI pursuant to which the Company agreed to loan GHEI up to $1,250,000 in order to fund the development of two private membership restaurant and cigar clubs being developed by GHEI at that time. The loan bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of the common stock of GHEI. This loan was not repaid when due on September 30, 1997. The related financing agreement provided that if the loan was not repaid by September 30, 1997, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of GHEI. In February 1998, GHEI issued 25,000 shares of its common stock to the Company pursuant to the terms of this financing agreement. The parties agreed to extend the maturity date of advances made under this financing agreement to September 30, 1998.

    On September 30, 1998, the Company agreed to make a new installment loan to GHEI in the amount of up to $1,250,000 in replacement of the previous loan.
GHEI executed the GHEI Note, which bears interest at 8% per annum and is due and payable in full on March 31, 1999. The parties have agreed to extend the maturity to the GHEI Note for an additional 60 days. The GHEI Note is secured pursuant to the GHEI Security Agreement, in which GHEI granted the Company a security interest in certain collateral.

    The initial loan advance under the GHEI Note on September 30, 1998 was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. The Company may from time to time, but shall not be obligated, to make future advances under the GHEI Note up to a total amount of $1,250,000.

    As of December 31, 1998, the Company held 966,666 shares of GHEI's common stock. Management of the Company estimated the fair value of the investment in GHEI of approximately $38,667 at December 31, 1998. Because Management of the Company does not believe that it will recover the original cost of its investment in GHEI, it has realized loss on this investment in the amount of $1,043,764. On October 27, 1998, the common stock of GHEI was delisted from the Nasdaq Market for failure to satisfy the minimum bid and net asset value requirements of Nasdaq Marketplace Rules. GHEI Common Stock is presently being quoted on the OTC Bulletin Board.

    At December 31, 1998, accrued interest amounted to $16,018, and an aggregate of $603,280 in principal amount remained payable by GHEI to the Company pursuant to this financing agreement.

Transactions with UHC

    Concurrently with the closing of UHC's acquisition of the Las Vegas Property, Westminster made the First Westminster Loan in the amount of $1,900,000 to the Company, to enable the Company to meet a portion of its $3,800,000 capital contribution obligation to UHC. The First Westminster Loan was evidenced by the First Westminster Note. The First Westminster Loan bears interest at the rate of 15% per annum and is due on the earlier to occur of (i) the demand of Westminster (which demand may be made any time after July 29, 1998) or (ii) the Maturity Date. The holder of the First Westminster

Note has the right, at any time prior to the Maturity Date, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. The conversion feature of the First Westminster Note has been amended to extend the conversion date, as described below. The First Westminster Note may be prepaid by the Company at any time prior to conversion and after July 29, 1998. One-half of any cash distributions which may be made by UHC to the Company prior to the repayment of the First Westminster Note are required to be paid to Westminster as a prepayment on the First Westminster Note.

    The First Westminster Loan is secured by, among other things, a pledge of 408,333 of the 966,666 shares that the Company owns in GHEI. As additional security, the Company has granted a security interest to Westminster, pursuant to a Security Agreement dated as of July 29, 1997, in the Company's 50% membership interest in UHC and in the receivables and certain indebtedness due to the Company from GHEI. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company; serves as a member of the Management Committee of UHC; and also serves as the Chairman of the Board, President, and Chief Executive Officer, and is a principal stockholder of, GHEI. In addition, Harry Shuster and his spouse, Nita Shuster, provided certain other security individually and jointly with respect to the First Westminster Loan.

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

    On August 6, 1998, Westminster made the Second Westminster Loan to UHC. The Second Westminster Loan is evidenced by the Second Westminster Note. In order to induce Westminster to make the Second Westminster Loan, the Company agreed to amend the First Westminster Note to provide that the holder of the First Westminster Note now has the right, at any time prior to July 31, 2001, to convert the entire outstanding principal balance of the First Westminster Note into one-half of the Company's membership interest in UHC. It was also agreed by the parties that a default by UHC under the Second Westminster Note will be deemed to be a default by the Company under the First Westminster Note. Harry Shuster personally guaranteed the obligations of UHC under the Second Westminster Loan and the Company issued a non-recourse guaranty with joint and several liability, limited to the Company's interest in UHC.

Transactions with HEP II

    In April 1996, the Company acquired 50% of the limited partnership interests in HEP II, for a capital contribution in the amount of $1,500,000. HEP II is engaged in the motion picture production business. Its general partner is UFD. Harry Shuster is the Chairman of the Board of UFD as well as one of its principal stockholders. Brian Shuster is the President of UFD as well as one of its principal stockholders.

    In 1997, at the request of Harry Shuster, UFD paid an aggregate of $325,000 to the Company, which amount was applied to reduce the Company's net receivable from him. UFD is the general partner of HEP II, in which the Company had an investment at December 31, 1998 in the amount of $700,000. See "Financial Statements - Note 4 and Note 8 to Notes to Consolidated Financial Statements."

                                    PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Financial Statements.

    The audited consolidated financial statements of United Leisure Corporation and Subsidiaries filed as a part of this Form 10-KSB are listed in the "Index to Consolidated Financial Statements" preceding the Company's Consolidated Financial Statements contained in Item 7 of this Form 10-KSB, which "Index to Consolidated Financial Statements" is hereby incorporated herein by reference.

    2.  Exhibits.

    The Exhibit Index immediately following the signature page of this Form 10-KSB is incorporated herein.

    (b) Reports on Form 8-K.

    On November 4, 1998, the Company filed Amendment No. 1 to a Current Report on Form 8-K dated July 23, 1998, with respect to the Genisys Transaction.

    On December 2, 1998, the Company filed a Current Report on Form 8-K, with respect to the delisting of the Company's Common Stock from the Nasdaq Market.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                    Page
                                                                                                    ----

Report of Independent Auditors                                                                       F-1

Consolidated Balance Sheets at December 31, 1998 and 1997                                            F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
          for the years ended December 31, 1998 and 1997                                             F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997       F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997                 F-5

Notes to Consolidated Financial Statements                                                           F-7


                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
United Leisure Corporation

  We have audited the accompanying consolidated balance sheets of United Leisure Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 2 to the consolidated financial statements, there is a substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              HOLLANDER, LUMER & CO. LLP

Los Angeles, California
March 6, 1999

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997


                                                                                1998               1997
                                                                            ------------       ------------
                                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                              $    799,369       $    152,770
     Receivables                                                                  53,153             21,732
     Prepaid expenses and other current assets                                    78,082             59,690
                                                                            ------------       ------------
            TOTAL CURRENT ASSETS                                                 930,604            234,192
                                                                            ------------       ------------
PROPERTY AND EQUIPMENT, NET                                                      384,984          2,172,569
                                                                            ------------       ------------
INVESTMENTS
     Investment in United Hotel at equity - related party                      3,432,452          3,633,800
     Investment in HEP II at equity - related party                              700,000          1,120,500
     Investment in Genisys at equity - related party                             210,133                  -
     Investment in Grand Havana at fair value - related party                     38,667            340,025
                                                                            ------------       ------------
            TOTAL INVESTMENTS                                                  4,381,252          5,094,325
                                                                            ------------       ------------
OTHER ASSETS
     Loan receivable from Grand Havana - related party                           619,298            681,643
     Due from officer                                                            332,627             12,567
     Assets held for sale                                                      1,663,857                  -
     Deposits and other assets                                                    78,929             82,043
                                                                            ------------       ------------
            TOTAL OTHER ASSETS                                                 2,694,711            776,253
                                                                            ------------       ------------
                                                                            $  8,391,551       $  8,277,339
                                                                            ============       ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                          $  1,900,000       $  1,925,000
     Accrued interest                                                            406,808            143,973
     Accounts payable and accrued expenses                                       478,785          1,243,066
     Due to related parties                                                      107,535                  -
     Deferred revenues                                                            28,060             32,710
     Deposits and other                                                            5,652             43,426
                                                                            ------------       ------------
            TOTAL CURRENT LIABILITIES                                          2,926,840          3,388,175
LONG-TERM DEBT                                                                   842,000            842,000
COMMON STOCK SUBJECT TO REPURCHASE - 150,001 SHARES                               78,000                  -
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
         issued and outstanding - none                                                 -                  -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
         issued and outstanding - 13,918,849 shares in 1998 and
         12,618,849 shares in 1997                                               139,188            126,188
     Additional paid-in capital                                               24,844,168         24,587,188
     Accumulated deficit                                                     (20,438,645)       (19,923,806)
     Accumulated other comprehensive loss - Unrealized loss on investment              -           (742,406)
                                                                            ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                         4,544,711          4,047,164
                                                                            ------------       ------------
                                                                            $  8,391,551       $  8,277,339
                                                                            ============       ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                 1998               1997
                                                                              -----------        -----------
REVENUE
     Rentals                                                                  $         -        $    80,799
     Children's recreational activities                                         2,032,784          2,808,342
     Licensing fees                                                               410,817                  -
                                                                              -----------        -----------
            TOTAL REVENUE                                                       2,443,601          2,889,141
                                                                              -----------        -----------
EXPENSES
     Direct operating expenses                                                  3,114,182          3,971,056
     Selling, general and administrative expenses                                 743,230          1,107,286
     Depreciation and amortization                                                171,623            747,282
     Impairment losses                                                                  -          3,862,554
                                                                              -----------        -----------
            TOTAL EXPENSES                                                      4,029,035          9,688,178
                                                                              -----------        -----------
LOSS BEFORE OTHER INCOME (EXPENSE)                                             (1,585,434)        (6,799,037)
                                                                              -----------        -----------
OTHER INCOME (EXPENSE)
     Litigation settlement                                                      4,043,020                  -
     Legal costs                                                                 (603,183)          (716,291)
     Equity in net loss of United Hotel                                          (226,348)          (117,700)
     Equity in net loss of Genisys                                               (249,533)                 -
     Realized loss from write-down of investment in HEP II                       (420,500)                 -
     Realized loss from write-down of investment in Grand Havana               (1,043,764)                 -
     Interest income                                                              158,916            344,009
     Interest expense                                                            (697,047)          (303,823)
     Other, net                                                                   109,034            279,297
                                                                              -----------        -----------
            TOTAL OTHER INCOME (EXPENSE)                                        1,070,595           (514,508)
                                                                              -----------        -----------
NET LOSS                                                                         (514,839)        (7,313,545)
                                                                              -----------        -----------
OTHER COMPREHENSIVE INCOME (LOSS)
     Unrealized loss on securities available for sale:
         Unrealized holding (loss) on securities arising during the period       (301,358)          (924,172)
         Reclassification adjustment for loss realized in net loss              1,043,764                  -
                                                                              -----------        -----------
            OTHER COMPREHENSIVE INCOME (LOSS)                                     742,406           (924,172)
                                                                              -----------        -----------
COMPREHENSIVE INCOME (LOSS)                                                   $   227,567        $(8,237,717)
                                                                              ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                                               13,502,182         12,493,849
                                                                              ===========        ===========
BASIC AND DILUTED LOSS PER SHARE                                              $     (0.04)       $     (0.59)
                                                                              ===========        ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                      Common Stock
                                 ----------------------                                      Accumulated
                                                            Additional                          Other
                                  Number of                  Paid-in       Accumulated      Comprehensive
                                   Shares       Amount       Capital         Deficit        Income (Loss)         Total
                                 ----------    --------    -----------    ------------      -------------      -----------
Balance, December 31, 1996       12,368,849    $123,688    $24,326,458    $(12,610,261)       $ 181,766        $12,021,651
Issuance of common stock for
    services                        250,000       2,500         67,500                                              70,000
Fair value of options and
    warrants issued to non-
    employees                                                  193,230                                             193,230
Unrealized loss on investment                                                                  (924,172)          (924,172)
Net loss                                                                    (7,313,545)                         (7,313,545)
                                 ----------    --------    -----------    ------------        ---------        -----------
Balance, December 31, 1997       12,618,849     126,188     24,587,188     (19,923,806)        (742,406)         4,047,164
Issuance of common stock for
    services                        100,000       1,000         30,300                                              31,300
Sale of common stock              1,200,000      12,000        217,680                                             229,680
Fair value of options and
    warrants issued to non-
    employees                                                   45,000                                              45,000
Accretion in the carrying
    amount of common stock
    subject to repurchase                                      (36,000)                                            (36,000)
Realized loss on investment                                                                     742,406            742,406
Net loss                                                                      (514,839)                           (514,839)
                                 ----------    --------    -----------    ------------        ---------        -----------
Balance, December 31, 1998       13,918,849    $139,188    $24,844,168    $(20,438,645)       $       -        $ 4,544,711
                                 ==========    ========    ===========    ============        =========        ===========

         See accompanying Notes to Consolidated Financial Statements.

                 UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             1998              1997
                                                                                         -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $ (514,839)      $(7,313,545)
     Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                 171,623           741,642
              Impairment losses                                                                   -         3,862,554
              Issuance of common stock for services                                          73,300            70,000
              Fair value of options and warrants issued to non-employees                     45,000           193,230
              Licensing fees                                                               (410,817)                -
              Write-down of investment in Grand Havana                                    1,043,764                 -
              Write-down of investment in HEP II                                            420,500                 -
              Equity in net loss of Genisys                                                 249,533                 -
              Equity in net loss of United Hotel                                            226,348           117,700
              Accrual of interest from related parties                                     (144,468)          (99,044)
              Write-off of loan from director                                                     -            10,000
              Receipt of common stock of Grand Havana as loan fees                                -          (177,431)
              Changes in operating assets and liabilities:
                  Receivables                                                               (31,421)          107,111
                  Prepaid expenses and other current assets                                 (18,392)           61,576
                  Deposits                                                                    3,114           160,112
                  Accrued interest                                                          262,835                 -
                  Accounts payable and accrued expenses                                    (764,281)          764,024
                  Accrued expenses due to related parties                                   215,588            25,951
                  Deferred revenues                                                          (4,650)         (111,235)
                  Other current liabilities                                                 (37,774)          (80,849)
                                                                                         ----------       -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING
                       ACTIVIES                                                             784,963        (1,668,204)
                                                                                         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                    (96,744)         (198,179)
     Restricted cash                                                                              -           875,000
     Investment in Grand Havana                                                                   -          (575,000)
     Advances to related party                                                             (335,300)                -
     Collection of advances due from officer                                                      -           350,000
     Investment in United Hotel                                                             (25,000)       (3,751,500)
     Loan receivable from Grand Havana                                                            -          (775,000)
     Collection of loan receivable from Grand Havana                                        114,000           125,000
                                                                                         ----------       -----------
                  NET CASH USED IN INVESTING ACTIVITIES                                    (343,044)       (3,949,679)
                                                                                         ----------       -----------


         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                        -         2,800,000
     Repayments of notes payable                                                  (25,000)         (875,000)
     Sale of common stock                                                         229,680                 -
                                                                               ----------       -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                       204,680         1,925,000
                                                                               ----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              646,599        (3,692,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    152,770         3,845,653
                                                                               ----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  799,369       $   152,770
                                                                               ==========       ===========

CASH PAID FOR:
    Interest                                                                   $  121,975       $   159,850
                                                                               ==========       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Issuance of common stock for services                                      $   31,300       $    70,000
    Fair value of options and warrants to non-employees                            45,000           193,230
    Investment in Genisys for licensing fees                                      410,817                 -
    Reclassification of property and equipment to assets held for sale          1,663,857                 -
    Issuance of common stock subject to repurchase                                 42,000                 -
    Accretion in the carrying amount of common stock subject to repurchase         36,000                 -

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


1. Summary of Significant Accounting Policies

   Description of Business - The Company is in the business of developing and licensing for various applications its internet video technology ("Technology"). The Technology, which equips sites on the World Wide Web (the "Web") with software, provides a means of linking a full-motion video on CD-ROM located on the user's personal computer to the Web sites. The display of the content of the CD-ROM is completely controlled by the remote Web server.

   During 1997, the Company operated summer day camps in two locations in Southern California and one in its property in San Diego County, California, and children's play-learning centers known as Planet Kids in three locations in Southern California. During 1998, the Company did not open the summer day camp in San Diego County, California. The property in San Diego County is being held for sale.

   Principles of Consolidation - The consolidated financial statements include the accounts of United Leisure Corporation and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Investments - Investments in 20 percent to 50 percent owned limited partnership and limited liability company are carried at equity. Investment in less than 20% owned partnership is carried at cost less distributions. Investments in available for sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity.

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

   Fair Value of Financial Instruments - The Company's financial instruments consist of cash equivalents, receivables, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

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

   Property and Equipment - Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:

      Buildings and improvements.............................  3-27 years
      Machinery, equipment and vehicles......................  4-10 years
      Furniture, fixtures and office equipment...............  5-10 years
      Computers..............................................     6 years
      Signs..................................................    10 years

   Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


  Capitalized Technology Costs - The Company capitalizes certain costs incurred to internally develop its Technology which is licensed to third parties. Capitalization of internally developed Technology begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all activities that are necessary to establish that the product can be produced to meet specifications.

  Development expenses were $168,179 and $126,917 in 1998 and 1997, respectively. No costs had been capitalized at December 31, 1998.

  Licensing Revenue Recognition Policies - The Company is engaged as a licensor of its Technology. Generally, revenue is recognized upon delivery of the Technology. For arrangements to deliver the Technology that require significant modification or customization, revenue is recognized on the percentage-of-completion method.

  Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require a fair value based method of accounting for stock options. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

  Earnings per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" which established simplified standards for computing and presenting earnings per share information. Basic EPS is calculated by dividing income available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

  Comprehensive Income - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Components of comprehensive income (loss) for the Company include net income (loss) and changes in the value of available-for-sale securities. The statements of operations for the year ended December 31, 1997 were reclassified for comparative purposes.

  Segment Information - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

  Income Taxes - The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  New Accounting Pronouncement - In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities." Costs of start-up activities, including organization costs, should be expensed as incurred. This SOP is effective for financial statements for the fiscal year beginning after December 15, 1998. The Company does not expect adoption of SOP No. 98-5 to have a material effect, if any, on its financial position or results of operations.

  Reclassifications - Certain 1997 balances have been reclassified to conform with 1998 presentation.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


2. Disclosure of Certain Significant Risks and Uncertainties

   Going Concern - The Company has experienced operating losses in recent years. For the years ended December 31, 1997 and 1998, the Company experienced net losses of $7,313,545 (which includes impairment losses of $3,862,554) and $514,839, respectively. The Company's working capital requirements have been and will continue to be significant. As of December 31, 1998, the Company had cash and cash equivalents of $799,369 and a working capital deficit of $1,996,236. In December 1998, the Company's common stock was delisted on the Nasdaq's SmallCap Market.

   Liquidity - As of December 31, 1998, investments and loans to Grand Havana Enterprises, Inc. ("Grand Havana") and HEP II, LP ("HEP II") totaled approximately $1,358,000 or 16% of total assets and 30% of the Company's stockholders' equity. Both affiliated companies had substantial losses creating liquidity risks to the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk.

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


3. Property and Equipment

   Property and equipment consisted of the following at December 31, 1998 and 1997:

                                                                  1998            1997
                                                               ---------       ----------
        Land                                                   $       -       $1,247,003
        Buildings and improvements                               328,233          752,554
        Machinery, equipment and vehicles                         98,184          242,006
        Furniture, fixtures and office equipment                  17,508          139,690
        Computers                                                111,136          139,325
        Signs and other                                              296              296
                                                               ---------       ----------
                                                                 555,357        2,520,874
        Less accumulated depreciation and amortization          (170,373)        (348,305)
                                                               ---------       ----------
                                                               $ 384,984       $2,172,569
                                                               =========       ==========

   The Company's Planet Kids play-learning centers has generated increasing operating cash flow losses since its opening in 1995. These circumstances indicated that the carrying amounts related to these play-learning centers may not be recoverable. Accordingly, management reviewed the property and equipment related to these play-learning centers for recoverability in accordance with SFAS No. 121 and determined that these assets were impaired. For each play-learning center, the Company determined impairment by computing the sum of the estimated future operating cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. If such sum was less than the carrying value of the play-learning center's assets, an impairment condition was considered to exist and an impairment loss was recognized. The impairment loss was measured as the amount by which the carrying amount exceeded the fair value of the play-learning center's assets. The estimate of

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


fair value was determined using the present values of each play-learning center's estimated future operating cash flows. The Company recognized impairment losses in the fourth quarter of 1997 of $3,862,554. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

  As of December 31, 1998, the Company decided that Frasier's Frontier amusement park in San Diego County did not meet the Company's long-term strategic goals. The amusement park was closed in Spring 1998 and the Company intends to sell the facility. The sale is not expected to occur within the next twelve months since the property is in the process of being rezoned. The assets of this amusement park include land, buildings and leasehold improvements, machinery and equipment, vehicles, furniture and fixtures, computers, and rides. The carrying value of these assets of $1,663,857 was reclassified as assets held for sale at December 31, 1998. Management believes that the fair value of these assets is in excess of its carrying amount.


4. Investments

   Investment in The Splash - The Company has a 3.12% interest in The Splash, a California limited partnership organized for the purpose of developing and operating a water park on a parcel of property previously subleased from the Company. At December 31, 1998 and 1997, the carrying value of the Company's investment, net of distributions, was $0. During 1998 and 1997, the Company received distributions of $48,723 and $65,000, respectively, which were included in other income in the accompanying statements of operations.

   Investment in United Hotel - In January 1997, the Company and two unrelated California limited liability companies formed United Hotel & Casino, LLC ("United Hotel"), organized under the laws of the State of Delaware. On July 29, 1997, United Hotel acquired the a real property commonly known as The Silver City/Las Vegas Plaza Shopping Center ("Las Vegas Property") in Las Vegas, Nevada. The aggregate purchase price was approximately $23,200,000, which was paid by a cash payment of approximately $5,590,000, a one-year note being carried by the seller of the property in the amount of $1,250,000 and the assumption of a first deed of trust in the amount of approximately $16,360,000. The Company contributed $3,751,500 to the cash payment. The Company holds a 50% membership interest in United Hotel & Casino which is being accounted for under the equity method. During 1998, the Company contributed an additional $25,000 to United Hotel.

   The following is the financial summary of United Hotel as of and for the year ended December 31, 1998:

     Balance Sheet:
      Current Assets
        Rents receivable                                          $     1,230
        Prepaid Expenses                                               60,976
                                                                  -----------
          Total Current Assets                                         62,206
       Property and equipment, net                                 21,958,383
       Other assets                                                    32,044
                                                                  -----------
          Total Assets                                            $22,052,633
                                                                  ===========
      Current Liabilities
        Checks drawn in excess of available bank balances         $    89,560
        Payroll taxes payable                                             305
        Note payable                                                1,100,000
        Current maturities of long-term debt                          176,518
        Tenant security deposits                                       50,836
        Tenant prepaid rent                                             2,160
                                                                  -----------
          Total Current Liabilities                                 1,419,379

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


       Long-Term Debt, net                                   15,880,938
       Members' Capital                                       4,752,316
                                                           ------------
           Total Liabilities and Members' Capital           $22,052,633
                                                           ============
       Company's equity in net assets                       $ 3,432,452
                                                           ============
     Statement of Operations:
       Rental Income                                        $ 2,734,905
       Operating Expenses                                       530,258
       Depreciation and amortization                            921,954
       Interest expense                                       1,734,588
       Provision for franchise tax                                  800
                                                           ------------
       Net loss                                            ($   452,695)
                                                           ============
       Company's equity in net loss                        ($   226,348)
                                                           ============

   Investment in HEP II - On April 23, 1996, the Company acquired 50% of the limited partnership interests for an initial investment of $1,500,000 in HEP II, a California limited partnership, engaged in the motion picture production business. The Company made advances of $250,000 in HEP II on July 9, 1996, which was repaid in October 1996 to Mr. Harry Shuster on behalf of the Company. This repayment was included in advances to Mr. Shuster (see Note 6). On July 22, 1996, the Company advanced $500,000 to HEP II, which was repaid by HEP II on July 25, 1996. The Company received capital distributions of $379,500 from HEP II in 1996. The general partner of HEP II is United Film Distributors, Inc., a California corporation (formerly known as Hit Entertainment, Inc.) ("UFD"), of which Harry Shuster, the Chairman of the Board, President and Chief Executive Officer of the Company, is the Chairman of the Board and a principal stockholder. Brian Shuster, a director of the Company, is the President of UFD. Brian Shuster is the son of Harry Shuster. During the year ended December 31, 1998, the Company realized a loss from the write-down of the investment of $420,500. As of December 31, 1998 and 1997, the balance of the Company's investment in HEP II was $700,000 and $1,120,500, respectively.

   As a result of UFD's failure to timely notify HEP II as to how UFD desired to characterize its advances to HEP II, the historical financial statements of HEP II through December 31, 1997 were prepared based on the assumption that UFD had made a capital contribution to HEP II and therefore had become a limited partner in HEP II. In fact, UFD wished to treat these advances as a loan to HEP II. UFD clarified its position during 1998. As a result of this clarification, the accounts of HEP II have been adjusted to reflect UFD's election to have these payments treated as a loan to HEP II. In consideration for this clarification, UFD has waived its right to be repaid the balance of the loan and in addition, has waived its right to receive future payments for its general partnership interest in HEP II. The following is the summarized financial information of HEP II as of and for the year ended December 31, 1998:

      Balance Sheet:
           Film costs, net                            $1,500,000
                                                      ----------
                 Total Assets                         $1,500,000
                                                      ==========
           Limited Partners' Capital                  $1,500,000
                                                      ==========

      Statement of Operations:
           Revenue                                    $  533,487
           Distribution fees paid to UFD                 106,697
           Amortization of Film Costs                  1,170,964
                                                      ----------
                  Net Loss                            $ (744,174)
                                                      ==========

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


   Investment in Genisys - As of June 30, 1998, the Company's wholly owned subsidiary, United Internet Technologies, Inc. ("United Internet") granted to NetCruise Interactive, Inc. ("NetCruise"), a wholly owned subsidiary of Genisys Reservation Systems, Inc. ("Genisys"), an exclusive and worldwide and perpetual license for travel related applications of certain interactive technology. In addition, the Company sold certain related intellectual properties and computer equipment.

   As consideration for the sale, United Internet received (i) 2,000,000 of unregistered shares of common stock of Genisys, (ii) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (iii) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 per share if the total pretax profits of NetCruise for the years 1999, 2000, and 2001 equal or exceed $10,000,000.

   For a period of three years, Harry Shuster will serve as Chairman and Brian
Shuster will serve as President of NetCruise.   In addition, both Harry Shuster
and Brian Shuster will serve on the Board of Directors of Genisys for the same period. Brian Shuster was issued warrants to purchase Genisys common stock on the same terms as the warrants issued to United Internet, except that each of the two warrants issued to Brian Shuster represents the right to purchase up to 200,000 shares of Genisys common stock.

   Subsequent to the date of the transaction described above, Genisys informed the Company and United Internet of the following. Genisys was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that the issuance of the 2,000,000 shares of Genisys common stock and the warrants to United Internet caused Genisys to be inadvertently in violation of a certain Nasdaq Marketplace Rule (the "Nasdaq Rule"), because the issuance of the 2,000,000 shares of Genisys common stock and warrants amounted to more than 20% of the issued and outstanding shares of Genisys and the issuance thereof was not approved by Genisys' stockholders as required by the Nasdaq Rule. Genisys was informed that Nasdaq intended to delist Genisys' common stock as a result of its noncompliance with the Nasdaq Rule, unless Genisys took curative action acceptable to Nasdaq. Pending the full implementation of the proposed curative action described below, Genisys appealed Nasdaq's determination. A hearing on the proposed delisting was held on November 20, 1998, following which Nasdaq approved the continued listing of Genisys common stock pending the holding of a stockholders' meeting and subject to certain additional changes in the Genisys transaction.

   As a result of the Nasdaq notification, United Internet, Genisys and certain of Genisys' principal stockholders have entered into an agreement dated October 28, 1998 (the "Agreement") for the purpose of restructuring their transaction. Under the terms of the Agreement, United Internet will return to Genisys (i) 1,100,000 shares of Genisys common stock , retaining 900,000 shares of Genisys common stock (the "Retained Shares") and (ii) the warrants. Genisys will promptly issue to United Internet 1,100,000 shares of Genisys Convertible Series B Preferred Stock, par value $.0001 per share (the "Genisys Preferred Shares"), which, among other things, are automatically convertible into 1,100,000 shares of Genisys common stock upon Genisys' obtaining stockholder approval as required by the Nasdaq Rule. In addition, upon obtaining the requisite stockholder approval, Genisys will reissue the warrants to United Internet.

   Among other things, the Genisys Preferred Shares carry a mandatory dividend of $275,000, payable on September 30, 1999, and mandatory quarterly dividends of $68,750, commencing with the quarter ending December 31, 1999. No dividend is payable if the Genisys stockholders approve the issuance of the 1,100,000 shares of Genisys common stock and the warrants to United Internet, and the Genisys Preferred Shares have been converted into 1,100,000 shares of Genisys common stock, prior to June 30, 1999. The Genisys Preferred Shares are non-voting, unless voting is required by New Jersey law. The Genisys Preferred Shares also carry a mandatory liquidation preference of $2,750,000 plus all accrued and unpaid dividends.

   In response to further requirements of Nasdaq, the parties entered into another agreement dated January 25, 1999 (the "January Agreement"). The January Agreement provides that in the event that the holders of Genisys do

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


not approve both (i) the acquisition of the assets and (ii) the issuance to Seller of the 1,100,000 shares of Genisys common stock relating to the Genisys Preferred Shares, and the Warrants, the Genisys Transaction shall be unwound. Thereafter, Genisys would have an option until September 30, 1999 to again seek and obtain approval of the Genisys Transaction by Genisys' stockholders on the same terms and conditions as originally agreed to pursuant to the Genisys Agreement, as amended by the October Agreement and the January Agreement.

   United Internet has agreed not to vote the Retained Shares and may not vote the Genisys Preferred Shares at the Genisys stockholders meeting with respect to the approval of the Genisys Transaction. Certain principal stockholders of Genisys have agreed to vote their shares of Genisys Common Stock in favor of the issuance of the 1,100,000 shares of Genisys Common Stock and the Warrants. The Company has been informed that the Genisys Stockholders Meeting is expected to be held in May or June 1999.

   For accounting purposes, the Company and Genisys had taken the position that the transaction was completed based on its original terms on June 30, 1998, and as such, United Internet's investment in Genisys common stock was accounted for under the equity method effective June 30, 1998, resulting in a recognition of licensing fees of $410,817. United Internet's investment represents 29% of the outstanding common stock of Genisys at December 31, 1998. Equity in net loss of Genisys for the year ended December 31, 1998 was $249,533. The Company's equity in net assets, as adjusted to eliminate the write-up of the transferred assets and Technology, was $210,133 at December 31, 1998.

   Brian Shuster, Executive Vice President and a director of the Company, provides consulting services to the Company with respect to the development of the Company's internet video. Brian Shuster receives $5,000 per month consulting fees. The consulting arrangement is an ongoing oral arrangement, which may be terminated by either party upon 30 days notice. During the years ended December 31, 1998 and 1997, the Company paid or accrued Brian Shuster consulting fees of $60,000 and $60,000, respectively.

   Investment in Grand Havana - In September 1996, the Company put up a certificate of deposit in the amount of $875,000 as collateral for a letter of credit for Grand Havana. Grand Havana was required to provide such letter of credit in connection with one of its leases. Grand Havana has agreed to replace the collateral in full by March 1, 1998. In consideration for providing such collateral, Grand Havana agreed to pay an amount to the Company equal to 10% per annum on the amount of the pledged cash collateral as it exists from time to time. As additional consideration, Grand Havana issued to the Company 100,000 shares of its restricted common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $.75 per share. The Company valued the shares in the aggregate amount of $80,000 based on the discounted trading price of the stock at that time. Harry Shuster is the Chairman of the Board, President and Chief Executive Officer of Grand Havana.

   On July 15, 1997, the Company entered into an amendment to a financing agreement dated as of September 10, 1996 between the Company and Grand Havana, pursuant to which agreement the Company had agreed to provide collateral for a letter of credit for $875,000 on behalf of Grand Havana. The amendment to the financing agreement permitted Grand Havana to forego the requirement that it replace the collateral out of the initial membership fees it received from certain of its Grand Havana Room private membership cigar clubs, in consideration for which Grand Havana agreed to grant to the Company or its designee a three-year warrant to purchase 150,000 shares of the common stock of Grand Havana exercisable at the lesser of $.75 per share or 75% of the average trading price of the common stock of Grand Havana for a ten day period prior to the exercise of the warrant. The Company subsequently designated Westminster Capital, Inc. to receive this warrant from Grand Havana in connection with the financing obtained by the Company related to the acquisition of United Hotel. In October 1997, Grand Havana replaced the collateral.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


   In October 1996, the Company acquired in private placement 333,333 shares of common stock and warrants to purchase 333,333 shares of common stock at an exercise price of $1.50 per share of Grand Havana for $250,000. In February 1997, the Company exercised its warrants to purchase 433,333 shares of common stock of Grand Havana for a total exercise price of $575,000. In consideration for making the loan to Grand Havana in February 1997, Grand Havana issued to the Company 75,000 shares of Grand Havana's common stock valued at $138,750. In February, 1998, Grand Havana also issued to the Company, as a late fee, an additional 25,000 shares of common stock valued at $38,691.

   As of December 31, 1998 and 1997, the Company had 966,666 shares (approximately 7% of the issued and outstanding common stock) of Grand Havana's restricted common stock. The Company accounted for this investment as available for sale security. At December 31, 1998, the quoted market value of the Company's investment in Grand Havana was $38,667. The valuation represents a mathematical calculation based on the closing quotation published by OTC Bulletin Board and is not necessarily indicative of the amounts that could be realized upon sale. Because Management of the Company does not believe that it will recover the original cost of its investment in Grand Havana, the Company has recognized a permanent impairment loss on this investment in the amount of $1,043,764 during the year ended December 31, 1998.

5. Loan Receivable from Grand Havana

   In February 1997, the Company entered into an additional financing agreement with Grand Havana whereby the Company agreed to loan Grand Havana, from time to time, during a period of six months, of up to $1,250,000. The loan, which may be advanced in such increments as shall be requested by Grand Havana from time to time, bears interest at the rate of 8% per annum on the outstanding principal amount. As additional consideration for this loan, the Company received 75,000 shares of Grand Havana's common stock. This loan was not repaid when due on September 30, 1997. The financing agreement provided that if the loan was not repaid by such date, it would become payable on demand and the Company would then be entitled to receive an additional 25,000 shares of the common stock of Grand Havana. In February 1998, Grand Havana issued 25,000 shares of its common stock to the Company pursuant to the terms of this agreement. The parties agreed to extend the maturity date of advances made under this financing agreement to March 31, 1998 and subsequently to September 30, 1998. During 1997, the Company advanced $775,000 and collected $125,000 from Grand Havana. During 1998, the Company collected $114,000 from Grand Havana.

   On September 30, 1998, the Company agreed to make a new installment loan to Grand Havana in the amount of up to $1,250,000 in replacement of the previous loan. Grand Havana executed a Secured Promissory Note dated September 30, 1998 (the "Grand Havana Note"). The Grand Havana Note bears interest at 8% per annum and is due and payable in full on March 31, 1999. The parties have agreed to extend the maturity date for an additional 60 days. The Grand Havana Note is secured pursuant to a Security Agreement dated September 30, 1998 (the "Grand Havana Agreement"), in which Grand Havana granted the Company a security interest in certain collateral.

   The initial loan advance under the Grand Havana Note on September 30, 1998 was $603,280, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $67,280. The Company may from time to time, but shall not be obligated, to make future advances under the Grand Havana Note up to a total amount of $1,250,000. As of December 31, 1998, accrued interest amounted to $16,018.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


6. Due from Officer

   Due from Harry Shuster consisted of the following at December 31, 1998 and 1997:

                                                                                   1998             1997
                                                                                -----------       ----------
      Loans receivable, including accrued interest at 11.25% per
         annum (a)                                                              $ 1,430,185       $1,002,072
      Loan payable and accrued interest payable at 11.25% per
         annum (b)                                                               (1,136,886)        (789,649)
      Prepaid (accrued) consulting fee (Note 13) (c)                                 39,328         (199,856)
                                                                                -----------       ----------
             Due from officer, net                                              $   332,627       $   12,567
                                                                                ===========       ==========

   (a) In 1996, the Company made a loan of $825,000 to Mr. Shuster. In 1997, at the request of Mr. Shuster, UFD, an affiliated company, paid an aggregate of $325,000 to the Company, which amount was applied to the Company's additional loans of $325,000 to Mr. Shuster during 1997. Mr. Shuster is the Chairman of the Board, President and Chief Executive Officer of the Company, and the Chairman of the Board and a principal stockholder of UFD. UFD is the general partner of HEP II, in which the Company had an investment at December 31, 1998 in the amount of $700,000. In 1998, the Company made additional loans of $335,300 to Mr. Shuster. At December 31, 1998, the Company's loans receivable from Mr. Shuster had an outstanding balance of $1,160,300 plus accrued interest of $269,885.

   (b) During 1997, interest of $312,237 was accrued on the accrued interest payable of $789,649 and loan payable of $35,000.

   (c) During 1998, Mr. Shuster was paid total of $559,136 consisting of accrued consulting fees for 1997 of $199,856, consulting fees for 1998 of $300,663, health insurance of $19,289, and prepaid consulting fees of $39,328.

7. Notes Payable

   Notes payable consisted of the following at December 31, 1998 and 1997:

                                                 1998             1997
                                              -----------       ----------
      Westminster Capital, Inc.               $1,900,000        $1,900,000
      Harvey Bibicoff                                  -            25,000
                                              ----------        ----------
                                              $1,900,000        $1,925,000
                                              ==========        ==========

   Concurrently with the closing of United Hotel's acquisition of the Las Vegas Property, Westminster Capital, Inc. ("Westminster") made a loan of $1,900,000 to the Company to enable it to meet its $3,800,000 capital contribution. The loan was evidenced by a secured convertible promissory note made by the Company. The loan bears interest at 15% per annum and is due on the earlier to occur of (i) the demand of the holder which demand may not be made until July 29, 1998 unless there is a sooner event of default or (ii) July 29, 1999. The holder of the note has the right, at any time prior to maturity date, to convert the entire outstanding principal balance of the note into a 25% membership interest in

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


United Hotel, which would leave the Company with a 25% membership interest in United Hotel after such conversion (or a 22 1/2% membership interest at August 1, 1999, the date by which the Company has agreed to transfer a 2 1/2% membership interest to Harvey Bibicoff). The note may be prepaid by the Company at any time after July 29, 1998. One-half of any cash distributions which may be made by United Hotel to the Company prior to the repayment of the Note are required to be paid to Westminster as a prepayment on the note. The loan is secured by, among other things, a stock pledge agreement pursuant to which the Company has pledged 408,333 of the 966,666 shares of common stock it owns in Grand Havana. As additional security, the Company has granted a security interest to Westminster, in the Company's 50% membership interest in United Hotel and in the receivables and certain indebtedness due to the Company from Grand Havana (approximately $607,155 in principal amount at December 31, 1998). In addition, Harry Shuster and Nita Shuster provided certain other security individually with respect to the loan. On July 30, 1998, the note become payable on demand. As of December 31, 1998, accrued interest on the loan amounted to $406,808.

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

   On August 6, 1998, United Hotel borrowed $1,100,000 from Westminster. The Company and two other members of United Hotel executed a non-recourse secured guaranty under which each entity pledged their interests in United Hotel as collateral under the guaranties. Harry Shuster and two other individuals personally guaranteed the loan. A default under this loan shall constitute a default under the "Secured Convertible Promissory Note" dated as of July 29, 1997. The conversion rights granted to Westminster under the "Secured Convertible Promissory Note" dated as of July 29, 1997 was extended until July 31, 2001.

   In connection with obtaining the necessary financing required for the acquisition of the Las Vegas Property, on July 29, 1997, Harvey Bibicoff made a loan to the Company of $900,000. The loan was evidenced by a promissory note, bore interest at 10% per annum and was due and payable on September 28, 1997. The Company repaid $875,000, leaving a principal loan balance of $25,000 at December 31, 1997. On September 30, 1998, the Company paid Mr. Bibicoff $40,000, consisting of $25,000 principal amount of the loan outstanding and $15,000 accrued interest.

   On July 28, 1997, the Company and Harvey Bibicoff, a director of Grand Havana, entered into an agreement pursuant to which the Company, in consideration for management consulting services rendered by Mr. Bibicoff to the Company, agreed (i) to transfer to Mr. Bibicoff, on or prior to August 1, 1999, a 2 1/2% membership interest in United Hotel free and clear of any liens, claims, or encumbrances and (ii) to issue 150,000 shares of common stock of the Company to Mr. Bibicoff. The obligations of the Company under the agreement were guaranteed by Harry Shuster and Nita Shuster, the spouse of Harry Shuster. During 1997, 150,000 shares valued at $42,000 were issued to Mr. Bibicoff. The Company valued the 2 1/2% membership interest at $187,500, which was accrued as consulting fees in 1997.


8. Long-Term Debt

   Long-term debt consisted of the following at December 31, 1998 and 1997:

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


   Note payable dated April 5, 1995, secured by first deed of trust, payable interest only at 12%, principal due April 1,
   2000, secured by real property located in San Diego County,
   California                                                      $ 120,000
 Purchase money loan dated April 5, 1995, payable interest only at 9.67%, principal due March 1, 2000, secured by a second deed of trust on real property located in San Diego County,
   California                                                        722,000
                                                                   ---------
                                                                   $ 842,000
                                                                   =========

9.  Due to Related Parties

    Due to related parties consisted of the following at December 31, 1998:

   Due to Grand Havana                                            $ 51,358
   Due to Brian Shuster                                             60,000
                                                                  --------
                                                                  $111,358
                                                                  ========
   Due from United Hotel                                          $  2,179
   Due from Genisys                                                  1,644
                                                                  --------
                                                                  $  3,823
                                                                  ========


10. Common Stock Subject to Repurchase

    In August 1998, the Company agreed to issue 150,001 shares of common stock with a total fair value of $42,000 as payment of legal fees. These shares were issued in October 1998. The Company agreed to repurchase the shares, one year from August 1998, at such stockholders' election, at a cash price of $1.00 per share. If the Company is legally unable or otherwise fails to make such purchase when due, Harry Shuster agreed to make such purchase at the same price per share.

    Staff Accounting Bulletin No. 64 describes the Securities   and Exchange
Commission staff's policy on accounting for mandatorily redeemable stock. It requires that stocks that are subject to "put rights" on redemption outside of the Company's control should be presented separately from common stock which is not subject to "put rights" in order to distinguish it from permanent capital of the Company. Further, such accounting standards require the Company to present such shares on the balance sheet at its fair value at the date of issuance. If that amount is less than the amount which would be paid if repurchased, the carrying amount should be increased periodically to equal the repurchase price. The periodic accretions in the carrying amount is determined using the interest method. The accretion of $36,000 in the repurchase price was charged to additional paid-in capital in 1998 and has been deducted from earnings available for common stockholders in the computation of earnings per share.


11. Stockholders' Equity

    On July 28, 1997, the Company issued 150,000 shares of its common stock to Harvey Bibicoff in consideration for consulting services rendered by Mr. Bibicoff to the Company, which shares were valued at $42,000 or S.28 per share, the market price at the date of issuance.

    On July 29, 1997, in consideration for providing financing in connection with the acquisition of the Las Vegas Property by United Hotel, Westminster received a warrant to purchase up to 150,000 shares of Common Stock, valued at $1,500 or $.01 per share at the date of issuance, which warrant is exercisable at the lesser of $.40 per share or 75% of the average price for the ten trading days prior to exercise.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


   On July 30, 1997, 100,000 shares of Common Stock were issued to the law firm of Richman, Lawrence, Mann, Greene, Chizever & Phillips in consideration for professional services rendered as of July 30, 1997, which shares were valued at $28,000 or $.28 per share, the market price at the date of issuance. That firm serves as general counsel to the Company and represents Harry Shuster.

   On February 2, 1998, in consideration for certain financial advisory services, the Company issued 100,000 shares of Common Stock to Transit Securities, Inc., which shares were valued at $31,300 or $0.313 per share.

   In April 1998, the Company sold 10 Units at $26,400 per Unit in an offering of securities exempt from registration under the Securities Act of 1933. Each Unit consists of 120,000 shares of common stock and warrants to purchase 60,000 shares at $0.27 per share. The Company received net proceeds of $229,680 from this offering and issued 1,200,000 shares of common stock and warrants to purchase 600,000 shares of common stock. The warrants expire on April 2, 2003.

   In June 1998, the Company issued stock purchase warrants (the "Warrants") to Sands Brothers & Co., Ltd. ("Sands Brothers"). The Warrants are for 250,000 shares of the Company's Common Stock at an exercise price of $.25 per share. The Warrants are exercisable at any time commencing June 25, 1998 until June 25, 2003. The Company may redeem the Warrants for $.10 per Warrant under certain circumstances, including (i) the Company has an effective Registration Statement covering the shares of the Company's common stock issuable upon exercise of the Warrants, and (ii) the Company's common stock has been trading at or above $2.50 per share for the previous thirty business days. The holder of the Warrants has registration rights with respect to the shares of common stock issuable upon exercise of the Warrants for five years commencing June 25, 1998, and one "demand" registration right with respect thereto. The Warrants have anti-dilution protection. The Warrants were issued in connection with financial advisory services being rendered to the Company by Sands Brothers. The Company received no proceeds from this issuance.

  The following non-qualified stock options granted by the Company were outstanding at December 31, 1998:

                                Exercise
    Number of                   Price per
      Shares                      Share            Date of Grant                 Date of Expiration
    ---------                   ---------          -------------------           --------------------
       15,000                    $ 0.68            January 20, 1987              December 31, 2002
      356,950                      1.00            July 24, 1987                 December 31, 2002
       90,000                      0.30            April 22, 1988                December 31, 2002
       37,500                      1.33            October 7, 1988               December 31, 2002
       75,000                      1.25            November 17, 1988             December 31, 2002
       37,500                      1.38            December 5, 1988              December 31, 2002
       70,000                      0.75            December 7, 1990              December 31, 2002
       60,000                      1.00            September 23, 1993            December 31, 2002
      125,000                      0.31            July 3, 1997                  December 31, 2002
      300,000                      0.25            September 22, 1998            September 21, 2003
    2,100,000                     0.625            September 30, 1998            September 29, 2003
    ---------
    3,266,950
    =========

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


  The following table summarizes the activity of common shares under stock options for the years ended December 31, 1998 and 1997:

                                                           1998                 1997
                                                         ---------            --------
               Balance - beginning of year                 866,950             851,950
               Options granted                           2,400,000             125,000
               Options expired                                   -            (110,000)
                                                         ---------            --------
               Balance - end of year                     3,266,950             866,950
                                                         =========            ========

  The non-qualified stock options of 125,000 granted to non-employee directors during 1997 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Compensation expense recognized amounted to $31,250 in 1997. The fair value of the options granted during 1997 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 107%, risk-free interest rate of 6.7% and an expected life of 5 years.

  The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been increased by approximately $1,023,000, or $0.08 per share for 1998. The fair value of the options granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 93%, risk-free interest rate of 5.5% and an expected life of 5 years.

  Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

  At December 31, 1998, the following warrants were outstanding:

                                 Exercise
            Number of           Price per
             Shares               Share       Date of Grant          Date of Expiration
            ---------           ---------     ----------------       --------------------
            4,945,000             $4.00       November 10, 1994      November 10, 1999
              430,000              6.60       November 10, 1994      November 10, 1999
              150,000                (i)      July 29, 1997          July 29, 2000
              200,000              0.75       October 15, 1997       October 15, 2002
              250,000              0.25       June 25, 1998          June 25, 2003
              600,000              0.27       April 2, 1998          April 2, 2003
            ---------
            6,575,000
            =========

(i) The exercise price is the lesser of $.40 per share or 75% of the average price for the ten trading days prior to exercise. The warrants granted to non-employees during 1997 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Compensation expense recognized amounted to $161,980 in 1997. The fair value of the options granted during 1997 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


     assumptions: dividend yield of 0%, volatility of 107%, risk-free interest rate of 6.7% and an expected life of 4 years.

(ii) The warrants granted to non-employees during 1998 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Compensation expense recognized amounted to $45,000 in 1998. The fair value of the options granted during 1998 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 93%, risk-free interest rate of 5.5% and an expected life of 5 years. The exercise price is $.25 per share.

Computation of Loss Per Share:

                                                          For the Year Ended December 31, 1998
                                                     ---------------------------------------------------
                                                       Income               Shares            Per Share
                                                     (Numerator         (Denominator)           Amount
                                                     -----------        -------------         ----------
     Basic loss per share:
          Net loss                                     $(514,839)         13,502,182            $(0.04)
          Less:  accretion in the carrying amount
                 of common stock subject to
                 Repurchase                              (36,000)                  -                 -
                                                       ---------          ----------            ------
          Net loss attributable to common
           Stockholders                                $(550,839)         13,502,182            $(0.04)
                                                       =========          ==========            ======

Options and warrants to purchase 9,841,950 shares were outstanding at December 31, 1998, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                                                          For the Year Ended December 31, 1997
                                                     ---------------------------------------------------
                                                       Income               Shares            Per Share
                                                     (Numerator         (Denominator)           Amount
                                                     -----------        -------------         ----------
     Basic loss per share:
          Net loss attributable to common
          stockholders                               $(7,313,545)         12,493,849            $(0.59)
                                                     ===========          ==========            ======

Options and warrants to purchase 6,591,950 were outstanding at December 31, 1997, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.


12. Legal Proceedings

    In September 1998, the Company and its subsidiary, Lion Country Safari, Inc.
- California, and The Irvine Company settled their long-standing litigations and have dismissed all superior court and appellate court actions pending between them, i.e. The Splash v. The Irvine Company, et al. (Case No. 491202), Lion Country Safari, Inc. - California v. The Irvine Company (OCSC Case No. 743669), Lion Country Safari, Inc. - California v. The Irvine Company (OCSC Case No. 775923) and The Irvine Company v. Lion Country Safari, Inc. - California (OCSC Case No. 776187). Pursuant to the terms of the settlement agreement between the parties, The Irvine Company paid the Company $4,000,000 without admitting any liability on the part of The Irvine Company.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


    On November 12, 1996, Irvine Meadows, a former sublessee and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster (OCSC Case No. 771509). The suit sought an injunction against those parties preventing them from removing the Amphitheater pursuant to a provision in the Ground Lease that gives the Company the right to remove leasehold improvements at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint in that action. As against the Company, the first amended complaint sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction against the Company barring it from removing the Amphitheater. In May 1998, Irvine Meadows obtained a summary judgment against the Company and Mr. Shuster, awarding Irvine Meadows a permanent injunction against removal of the Amphitheater. On October 27, 1998, Irvine Meadows was awarded costs in the amount of approximately $545,000. The Company and other defendants have appealed the judgment and the award of fees to the California Court of Appeal. Settlement negotiations are underway. If the matter cannot be settled, management intends to pursue the appeal vigorously. However, due to the inherent uncertainties of litigation, the outcome of the appeal cannot be predicted.


13. Commitments and Contingencies

    Consulting Agreement - As of June 1, 1994, the Company and Mr. Shuster entered into an amended and restated consulting agreement updating an arrangement originally effective as of September 1, 1984. The consulting agreement provides that Mr. Shuster will act as the President and Chief Executive Officer and a Director of the Company throughout the rolling five-year term of the agreement for annual compensation set at $208,984 per annum for 1994, to be increased 10% during each successive year of the agreement. Mr. Shuster is also to be provided with either the use of a company car in carrying out his duties for the Company or $300 per month car allowance. The consulting agreement provides for certain disability benefits for a period of up to three years. The consulting agreement provides that, so long as Mr. Shuster spends as much time as is necessary to properly carry out his duties as President and Chief Executive Officer of the Company, he will be otherwise permitted to spend a reasonable amount of time pursuing his own outside interests. The consulting agreement provides for automatic one-year renewals for each contract year that ends without termination of the consulting agreement by either party. During 1998 and 1997, the Company incurred consulting fees pursuant to this agreement in the amount of $300,663 and $273,330, respectively.

    Lease Arrangements - At December 31, 1998, minimum annual rentals under non-cancelable leases and minimum sub-lease income are as follows:

            Year Ending
            December 31,                     Leases          Subleases
            ------------                   -----------       ---------
              1999                          $  394,353         $51,931
              2000                             420,613          33,648
              2001                             461,921           1,676
              2002                             467,339               -
              2003                             467,339               -
              Thereafter                       798,606               -
                                            ----------         -------
                         Total              $3,010,171         $87,255
                                            ==========         =======

    Rent expense, net of sublease income of $38,015 in 1998 and $0 in 1997, was $616,790 in 1998 and $660,045 in 1997.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          DECEMBER 31, 1998 AND 1997


    The Company leases certain of its office space on a month-to-month basis from a corporation of which Harry Shuster, is an officer and a principal stockholder. The Company paid or accrued rent to this corporation of $31,044 in 1997 and $43,624 in 1998

    Since October 1, 1997, the Company has paid rental, including homeowners association dues, in the amount of $34,676 to Harry Shuster for an apartment which he owns and which he and Brian Shuster use while they are in New York City on business.

14. Income Taxes

    At December 31, 1998, the Company had net operating loss carryforwards for federal tax purposes expiring as follows:

      Year Expires                                             Amount
      ------------                                           ---------
          1999                                                 742,000
          2000                                               1,562,000
          2001                                                 808,000
          2002                                                 282,000
          2005                                                 111,000
          2007                                                  19,000
          2008                                                 523,000
          2010                                                 655,000
          2011                                                 427,000
          2012                                               2,900,000
                                                            ----------
                                                            $8,029,000
                                                            ==========

The components of deferred taxes were as follows at December 31, 1998 and 1997:


                                                    1998               1997
                                                 -----------        -----------
Deferred tax assets:
     Net operating loss carryforwards            $ 2,802,000        $ 3,402,000
     Accrued expenses to related party                     -            428,000
     Impairment losses                             2,209,000          1,672,000
     Non-cash compensation                           102,000             84,000
     Other accruals                                        -             81,000
     State income taxes                                2,000              2,000
     Partnership interests                           195,000             27,000
     Valuation allowance                          (5,205,000)        (5,675,000)
                                                 -----------        -----------
         Total deferred tax assets                   105,000             21,000
Deferred tax liability:
     Depreciation                                    105,000             21,000
                                                 -----------        -----------
         Net deferred taxes                      $         -        $         -
                                                 ===========        ===========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED LEISURE CORPORATION


                              By:     /s/ Harry Shuster
                                  --------------------------------------------
                                    Harry Shuster
                                    Chairman of the Board,
                                    President and Chief Executive Officer
Date: April 15, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                                Capacity                            Date
       ---------                                --------                            ----
    /s/  Harry Shuster                Chairman of the Board, President       April 15, 1999
 --------------------------------     and Chief Executive Officer
    Harry Shuster                     (Principal Executive Officer and
                                      Principal Accounting and
                                      Financial Officer)

    /s/  Brian Shuster                Executive Vice President and           April 15, 1999
 --------------------------------     Director
    Brian Shuster

    /s/  Alvin Cassel                 Secretary, Treasurer and               April 15, 1999
 --------------------------------     Director
    Alvin Cassel

    /s/  Alvin Alexander              Director                               April 15, 1999
 --------------------------------
    Alvin Alexander

    /s/  J. Brooke Johnston, Jr.      Director                               April 15, 1999
 --------------------------------
    J. Brooke Johnston, Jr.

                                 EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------

2-1 Asset Purchase Agreement dated as of June 30, 1998 by and among United Leisure Interactive, Inc., NetCruise Interactive, Inc., Genisys Reservation Systems, Inc. and United Leisure Corporation, filed an exhibit to the Company's Current Report on Form 8-K dated August 7, 1998 (as amended on November 4, 1998), is hereby incorporated by reference

2-2 Agreement dated October 27, 1998, by and among United Internet Technologies, Inc., Genisys Reservation Systems, Inc., Warren D. Bagatelle, Loeb Holding Corporation, Loeb Partners Corp., HSB Capital, David W. Sass, Mark A. Kenny, John H. Wasko, Joan E. Wasko, Lawrence E. Burk and S. Charles Tabak, filed as Exhibit 2-2 to the Company's Current Report on Form 8-K/A (Amendment No.1) dated November 4, 1998, is hereby incorporated by reference

2-3* Agreement dated as of January 25, 1999, by and among United Internet Technologies, Inc. (formerly known as United Leisure Interactive, Inc.), Netcruise Interactive, Inc., Genisys Reservation Systems, Inc. and United Leisure Corporation

3-1 Restated Certificate of Incorporation of the Company, as filed in the office of the Secretary of State of the State of Delaware on June 27, 1988, filed as Exhibit 3-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

3-2 Bylaws of the Company, filed as Exhibit 3-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), are hereby incorporated herein by reference

4-1 Warrant Agreement, dated November 18, 1994, between the Company and OTR, Inc., filed as Exhibit 4-1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference

4-2 Form of Warrant to Purchase Common Stock used in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit, filed as Exhibit 4-3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

4-3 Underwriters Unit Purchase Option, dated November 18, 1994, issued to Stratton Oakmont, Inc., filed as Exhibit 4-3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, is hereby incorporated herein by reference

4-4 Warrant to Purchase 600,000 Shares of Common Stock of United Leisure Corporation dated April 2, 1998, issued to Strata Equities Limited, filed as Exhibit 4-4 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1998, is hereby incorporated by reference

Exhibit
Number                               Description
-------                              -----------

4-5 Warrant Agreement dated as of June 25, 1998 between United Leisure Corporation and Sands Brothers & Co., filed as Exhibit 4-5 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1998, is hereby incorporated by reference

10-1 Ground Lease, dated February 11, 1968, between The Irvine Company and National Leisure, Inc., a Florida corporation (the "Ground Lease"), Amendment No. 1 to the Ground Lease, dated July 13, 1970; Amendment No. 2 to the Ground Lease, dated March 8, 1971; Amendment No. 3 to Ground Lease, dated May 8, 1972; Amendment No. 4 to Ground Lease, dated January 12, 1976; Amendment No. 5 to Ground Lease, dated April 1, 1976; Amendment No. 6 to Ground Lease, dated August 11, 1976; Amendment No. 7 to Ground Lease, dated March 7, 1977; Amendment No. 8 to Ground Lease, dated April 22, 1977; Amendment No. 9 to Ground Lease, dated March 23, 1983; Letter, dated June 4, 1994, from The Irvine Company addressed to Lion Country Safari Inc.; Amendment to Ground Lease (unnumbered), dated November 15, 1984; Amendment No. 10 to Ground Lease, dated January 20, 1986; Consent to Sublease; Nondisturbance Agreement: Amendment to Sublease, dated as of December 26, 1985; Consent to and Agreement Concerning Encumbrance of Sublease, dated January 22, 1986 among The Irvine Company and Lion Country Safari Inc.-The Irvine Company and Lion Country Safari, Inc.- California; Assignment and Purchase Agreement, dated March 23, 1983, between The Irvine Company and Lion Country Safari, Inc.-California; Partial Assignment of Sublessor's Interest in Sublease, dated March 23, 1983, by Lion Country Safari, Inc. to The Irvine Company, filed as
       Exhibit 10-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-2 Sublease Agreement, dated August 7, 1980, between Lion Country Safari, Inc.-California and Feyline Presents, Inc.; Assignment of Sublease Agreement, dated August 19, 1980, between Feyline Presents, Inc. and Irvine Meadows Amphitheater, Amendment to Sublease, dated September 16, 1980, between Lion Country Safari, Inc.-California and Irvine Meadows Amphitheater; Agreement dated September 12, 1980, among The Irvine Company, Lion Country Safari, Inc. and Lion Country Safari Inc.- California; Letter Agreement, between The Irvine Company and Lion Country Safari, Inc.-California; Amendment to Sublease, dated January 1, 1981, between Lion Country Safari, Inc. and Irvine Meadows Amphitheater; Letter, dated July 28, 1981, of Irvine Meadows Amphitheater addressed to the Company, filed as Exhibit 10-2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-3 Amended and Restated Consulting Agreement, dated as of June 1, 1994, between the Company and Harry Shuster, filed as Exhibit 10-3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

Exhibit
Number                               Description
-------                              -----------

10-5 Stock Option Agreement, dated December 7, 1990, between the Company and Haskell Slaughter Young & Johnston, Professional Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-6 Stock Option Agreement, dated December 7, 1990, between the Company and Alvin Cassel covering 10,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-7 Stock Option Agreement, dated December 7, 1990, between the Company and Renate Graf covering 10,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-7 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-8 Stock Option Agreement, dated April 22, 1988, between the Company and Renate Graf covering 25,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Renate Graf, filed as Exhibit 10-9 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-9 Stock Option Agreement dated April 22, 1988, between the Company and Alvin Cassel covering 10,000 shares of Common Stock par value $.01 per share, of United Leisure Corporation; Extension of Option Agreement, dated April 20, 1993, between the Company and Alvin Cassel, filed as Exhibit 10-10 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-10 Stock Option Agreement, dated October 7, 1988, between the Company and
      Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-12 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-11 Stock Option Agreement, dated November 17, 1988, between the Company and
      Harry Shuster covering 75,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-13 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

Exhibit
Number                               Description
-------                              -----------

10-12 Stock Option Agreement, dated December 5, 1988, between the Company and
      Harry Shuster covering 37,500 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, filed as Exhibit 10-14 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-14 Stock Option Agreement, dated July 24, 1987, between the Company and Harry
      Shuster, Extension of Option Agreement, dated April 20, 1993, between the Company and Harry Shuster, covering 750,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-16 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-15 Option Agreement dated as of April 22, 1988, between the Company and
      Haskell Slaughter Young & Johnston, Professional Association, covering 50,000 shares of Common Stock, par value $.01 per share, of the Company; Extension of Option Agreement, dated April 20, 1993, between the Company and Haskell Slaughter Young & Johnston, Professional Association, filed as
      Exhibit 10-17 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-16 Option to Sublease, dated as of September 25, 1984, between Lion Country
      Safari, Inc.-California and American Sportsworld, Inc., including the proposed Lease and Agreement to be entered into upon exercise thereof, filed as Exhibit 10-19 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-17 Letter, dated February 22, 1985, from Lion Country Safari, Inc.-
      California, addressed to American Sportsworld, Inc.; Lease, dated as of May 14, 1985, between Lion Country Safari, Inc.-California and American Sportsworld, Inc.; Amendment to Lease, dated December 2, 1985, between Lion Country Safari, Inc. and American Sportsworld, Inc.; Letter Contract, dated June 27, 1985, between the Company and The Splash; Assignment of Sublease, dated as of December 26, 1985, between Lion Country Safari Inc.- California, American Sportsworld, Inc. and The Splash; Bill of Sale, dated January 10, 1986, between Lion Country Safari, Inc.-California and The Splash; Agreement of Limited Partnership (undated) of The Splash; Letter Agreement, dated October 16, 1986, between Lion Country Safari Inc.- California, and The Splash; Letter Agreement, dated November 21, 1986, between Lion Country Safari, Inc.-California, and The Splash; Letter Agreement, dated November 25, 1986, between Lion Country Safari, Inc.- California, and The Splash, filed as Exhibit 10-20 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-18 Letter Agreement, dated January 31, 1986, between Africa Arts of
      California, Inc. and the Company, filed as Exhibit 10-21 to the Company's Registration Statement

Exhibit
Number                               Description
-------                              -----------

      on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-19 Option Agreement, dated as of February 1, 1986, between the Company and
      Africa Arts of California, Inc. covering 35,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-22 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-20 Promissory Note, dated June 1, 1985, of Lion Country Safari Inc.-
      California, in the principal amount of $973,927 drawn to the order of Harry Shuster, filed as Exhibit 10-23 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-21 Deed of Trust, Assignment of Rents and Security Agreement, dated June 1,
      1985, between Lion Country Safari Inc.-California, Brian H. Kay, Trustee, and Harry Shuster, filed as Exhibit 10-24 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-22 Collateral Assignment of Leases and Rents, dated June 1, 1985, between
      Lion Country Safari Inc.-California and Harry Shuster, filed as Exhibit 10-25 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-23 Commercial Lease (General Form), dated July 21, 1986, between Lion Country
      Safari Inc.-California and Orange County Transit District; Amendment No. 3 to Lease Agreement, dated April 17, 1989, between Lion Country Safari Inc.-California, and Orange County Transit District filed as Exhibit 10-26 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-24 Stock Option Agreement, dated as of February 22, 1989, covering 67,500 shares of the Common Stock, par value $.01 per share, of the Company in favor of Tactron Liquidating Trust, filed as Exhibit 10-27 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-25 Stock Option Agreement, dated as of February 22, 1989, covering 7,500 shares of the Common Stock, par value $.01 per share, of the Company in favor of Lindsey & Associates, Inc., filed as Exhibit 10-28 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-26 Memorandum of Agreement, dated March 7, 1990, between Lion Country Safari,
      Inc.-California and James Productions, Inc., filed as Exhibit 10-34 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

Exhibit
Number                               Description
-------                              -----------

10-27 Form of Indemnity Agreement entered into by the Company with each of its Directors, filed as Exhibit 10-35 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-28 Stock Option Agreement, dated September 23, 1993, between the Company and
      Renate Graf, covering 50,000 shares of Common Stock par value $.01 per share, of the Company, filed as Exhibit 10-40 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-29 Stock Option Agreement, dated September 23, 1993, between the Company and
      Alvin Cassel, covering 5,000 shares of Common Stock, par value $.01 per share, of the Company, filed as Exhibit 10-41 to the Company's Registration Statement on Form SB-2 (Registration No. 33-81074), is hereby incorporated herein by reference

10-30 Agreement for Purchase and Sale and Joint Escrow Instructions, dated April
      5, 1995, between PLC Properties, Inc. and United Leisure Corporation, filed as Exhibit 10-30 to Amendment No. I to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

10-31 Sub-Operating Agreement, dated April 11, 1995, between Canyon R.V. Park and Camp Frasier, Inc., together with related Operating Agreements, filed as Exhibit 10-31 to Amendment No. I to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

10-32 Standard Retail/Office Complex Lease, dated October 12, 1994, between PSA
      Properties and Planet Kids, Inc., filed as Exhibit 10-32 to Amendment No. I to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

10-33 Commercial Lease, between Eastrich Multiple Investor Fund L.P., Midland
      Loan Services, L.P. et al., and Planet Kids, Inc., effective August 9, 1995 and Rider thereto filed as Exhibit 10-33 to Amendment No. I to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

10-34 Lease, dated June 29, 1995, between Magnolia Square and Planet Kids, Inc.
      and Addendum thereto, filed as Exhibit 10-34 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

10-35 Territory Rights Agreement, between Planet Kids, Inc. and PT Planet
      Kidsindo, filed as Exhibit 10-35 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, is hereby incorporated by reference

Exhibit
Number                               Description
-------                              -----------

10-36 Financing Agreement dated as of February 12, 1997 between the Company and
      Grand Havana Restaurants, Inc., filed as Exhibit 10-36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference

10-37 Financing Agreement dated as of September 10, 1996 between the Company and
      Grand Havana Enterprises, Inc., filed as Exhibit 10-37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference

10-38 Operating Agreement for United Hotel & Casino, LLC, dated as of January
      22, 1997, filed as Exhibit 10-38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference

10-39 Lease dated March 7, 1996 between County of Orange and Camp Frasier, Inc., filed as Exhibit 10-39 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, is hereby incorporated by reference

10-40 Secured Convertible Promissory Note dated July 29, 1997 for $1,900,000 made by the Company and Harry and Nita Shuster to Westminster Capital, Inc., filed as Exhibit 10.2 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference

10-41 Security Agreement dated July 29, 1997 by and between the Company and
      Westminster Capital, Inc., filed as Exhibit 10.3 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference

10-42 Security Promissory Note dated July 28, 1997 in the principal amount of
      $900,000 made by the Company to Harvey Bibicoff, filed as Exhibit 10.4 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference

10-43 Pledge Agreement dated July 28, 1997 by and between the Company and Harvey
      Bibicoff, filed as Exhibit 10.5 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference

10-44 Pledge Agreement dated July 29, 1997 by and between the Company and
      Westminster Capital, Inc., filed as Exhibit 10.6 to the Company's current Report on Form 8-K/A dated July 29, 1997, is hereby incorporated by reference

10-45 Option Agreement dated as of September 22, 1998 between United Leisure
      Corporation and Brian Shuster, filed as Exhibit 10-45 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1998, is hereby incorporated by reference

10-46 Option Agreement dated as of September 30, 1998 between United Leisure
      Corporation and Harry Shuster, filed as Exhibit 10-46 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 1998, is hereby incorporated by reference

Exhibit
Number                               Description
-------                              -----------

10-47* Quitclaim Deed dated January 18, 1999, between County of Orange, California and Camp Frasier, Inc.

10-48* License Agreement dated as of February 23, 1999, by and between United Internet Technologies, Inc. and World Championship Wrestling, Inc.

21*     Subsidiaries of the Company

23*     Consent of Hollander, Lumer & Co. LLP

27*     Financial Data Schedule

____________________________
* filed herewith