Form 10QSB
period 1999-03-31
UNITED LEISURE CORP
filed 1999-05-17
CIK 59684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to             .
                               -------------    ------------

                         Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                          13-2652243
       (State or Other Jurisdiction of           (I.R.S. Employer
        Incorporation or Organization)          Identification No.)

1990 Westwood Boulevard, Los Angeles, California       90025
   (Address of Principal Executive Offices)         (Zip Code)


                                 310/441-0900
             (Registrant's Telephone Number, Including Area Code)

     Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     YES [X]         NO [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



     Class                               Outstanding at May 11, 1999
--------------------                  --------------------------------
Common Stock, par                            15,675,855 shares
value $.0l per share


Transitional Small Business Disclosure Format (check one):

                     YES [_]         NO [X]

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,     December 31,
                                                                                             1999            1998
                                                                                           ---------     ------------
                                                                                          (Unaudited)
                                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                           $    461,656    $    799,369
     Receivables                                                                              133,036          53,153
     Prepaid expenses and other current assets                                                 42,658          78,082
                                                                                         ------------    ------------
            TOTAL CURRENT ASSETS                                                              637,350         930,604
                                                                                         ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                                   271,874         384,984
                                                                                         ------------    ------------

INVESTMENTS
     Investment in United Hotel at equity - related party                                   3,482,593       3,432,452
     Investment in HEP II at equity - related party                                           700,000         700,000
     Investment in Genisys at equity - related party                                                -         210,133
     Investment in Grand Havana at fair value - related party                                  38,667          38,667
                                                                                         ------------    ------------
            TOTAL INVESTMENTS                                                               4,221,260       4,381,252
                                                                                         ------------    ------------

OTHER ASSETS
     Loan receivable from Grand Havana - related party                                        705,903         619,298
     Due from officer                                                                         419,858         332,627
     Assets held for sale                                                                   1,640,122       1,663,857
     Deposits and other assets                                                                 80,413          78,929
                                                                                         ------------    ------------
                                                                                            2,846,296       2,694,711
                                                                                         ------------    ------------
                                                                                         $  7,976,780    $  8,391,551
                                                                                         ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                       $  2,622,000    $  1,900,000
     Accrued interest                                                                         484,101         406,808
     Accounts payable and accrued expenses                                                    461,285         478,785
     Due to related parties                                                                   177,520         107,535
     Deferred revenues                                                                        279,908          28,060
     Deposits and other                                                                         5,652           5,652
                                                                                         ------------    ------------
            TOTAL CURRENT LIABILITIES                                                       4,030,466       2,926,840
LONG-TERM DEBT                                                                                120,000         842,000
COMMON STOCK SUBJECT TO REPURCHASE - 150,001 SHARES                                           105,000          78,000
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                               -               -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  14,368,849 shares at March 31, 1999
        and 13,918,849 shares at December 31, 1998                                            143,688         139,188
     Additional paid-in capital                                                            25,027,856      24,844,168
     Accumulated deficit                                                                  (21,450,230)    (20,438,645)
                                                                                         ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                                                      3,721,314       4,544,711
                                                                                         ------------    ------------
                                                                                         $  7,976,780    $  8,391,551
                                                                                         ============    ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                              Three Months Ended
                                                                                          ---------------------------
                                                                                            March 31,       March 31,
                                                                                              1999            1998
                                                                                          -----------     -----------
                                                                                          (Unaudited)     (Unaudited)
REVENUE
     Rentals                                                                              $         -     $     4,247
     Children's recreational activities                                                       319,443         486,909
                                                                                          -----------     -----------
            TOTAL REVENUE                                                                     319,443         491,156

EXPENSES
     Direct operating expenses                                                                704,512         668,370
     Selling, general and administrative expenses                                             278,365         137,170
     Depreciation and amortization                                                             44,838          41,123
                                                                                          -----------     -----------
                                                                                            1,027,715         846,663
                                                                                          -----------     -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                           (708,272)       (355,507)

OTHER INCOME (EXPENSE)
     Legal costs                                                                                    -        (141,946)
     Equity in net income (loss) of United Hotel                                               50,141        (149,000)
     Estimated equity in net loss of Genisys                                                 (210,133)              -
     Interest income                                                                           38,195          34,445
     Interest expense                                                                        (115,735)        (93,444)
     Other, net                                                                               (65,781)          7,531
                                                                                          -----------     -----------
            TOTAL OTHER INCOME (EXPENSE)                                                     (303,313)       (342,414)
                                                                                          -----------     -----------

NET LOSS                                                                                   (1,011,585)       (697,921)
                                                                                          -----------     -----------

OTHER COMPREHENSIVE LOSS
     Unrealized holding loss on securities arising during the period                                -        (181,025)
                                                                                          -----------     -----------

COMPREHENSIVE LOSS                                                                        $(1,011,585)    $  (878,946)
                                                                                          ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                    14,202,000      12,686,000
                                                                                          ===========     ===========

BASIC AND DILUTED LOSS PER SHARE                                                          $     (0.07)    $     (0.06)
                                                                                          ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                           ---------------------------
                                                                                             March 31,       March 31,
                                                                                               1999            1998
                                                                                           -----------       ---------
                                                                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                              $(1,011,585)      $(697,921)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                                     44,838          41,123
              Loss on termination of lease                                                      45,333               -
              Issuance of common stock for services                                                  -          31,300
              Fair value of options granted to non-employees                                    34,188               -
              Equity in net income (loss) of United Hotel                                      (50,141)        149,000
              Estimated equity in net loss of Genisys                                          210,133               -
              Accrual of interest income from related parties                                  (34,490)              -
              Changes in operating assets and liabilities:
                  Receivables                                                                  (79,883)            686
                  Prepaid expenses and other current assets                                     35,424           4,753
                  Deposits                                                                           -            (374)
                  Accrued interest                                                              77,293               -
                  Accounts payable and accrued expenses                                         54,172         288,682
                  Accrued expenses due to related parties                                      107,194          40,615
                  Deferred revenues                                                            251,848           8,721
                                                                                           -----------       ---------
                  NET CASH USED IN OPERATING ACTIVITIES                                       (315,676)       (133,415)
                                                                                           -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                       (13,589)        (19,843)
     Loans receivable from Grand Havana                                                        (75,000)              -
     Advances to officer                                                                      (101,555)              -
     Collection of loan receivable from Grand Havana                                                 -         118,558
     Deposits and other                                                                        (12,893)          1,500
                                                                                           -----------       ---------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (203,037)        100,215
                                                                                           -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for warrants and options exercised                                    181,000               -
                                                                                           -----------       ---------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                    181,000               -
                                                                                           -----------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (337,713)        (33,200)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 799,369         152,770
                                                                                           -----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   461,656       $ 119,570
                                                                                           ===========       =========

CASH PAID FOR:
     Interest                                                                              $    16,233       $  21,054
                                                                                           ===========       =========

         See accompanying Notes to Consolidated Financial Statements.

                          UNITED LEISURE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 1999 and 1998,
     (b) the consolidated financial position at March 31, 1999 and (c) the consolidated cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1998 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


2.   LICENSING REVENUE

     During the quarter ended March 31, 1999, United Internet Technologies, Inc. ("UIT), a wholly-owned subsidiary of the Company, received $200,000 as a non-refundable advance against royalties pursuant to a License Agreement entered into by UIT and World Championship Wrestling, Inc. ("WCW") as of February 23, 1999. UIT granted to WCW a limited non-exclusive license of the Technology. WCW has the right to approve the application of the Technology against certain indicated specifications and descriptions during a testing period, which approval the Company obtained subsequent to March 31, 1999. As of March 31, 1999, the Company reflected the $200,000 as deferred revenue in the accompanying balance sheets.


3.   STOCKHOLDERS' EQUITY

     On January 4, 1999, the Company granted stock options to the Company's general outside counsel, Richman, Lawrence, Mann, Chizever & Phillips, a Professional Corporation ("Richman, Lawrence"), to purchase 200,000 shares of the Company's common stock at $.23 per share. The shareholders of Richman, Lawrence exercised the options effective the same day for total exercise price of $46,000.

     On January 4, 1999, the Company issued stock options to purchase shares of the Company's common stock to the following: 100,000 to two outside directors, 100,000 to Brian Shuster, an employee-director, 210,000 to certain employees and 165,000 to certain consultants. All such options are exercisable at $.23 per share. The options granted to the directors vest immediately and the options granted to the employees vest on varying terms ranging from immediately to five years.

     On February 1, 1999, the Company issued a stock option to Brian Shuster to purchase 200,000 shares of the Company's common stock. The option is exercisable at $.35 per share and vests immediately.

     In March 1999, the Company issued 150,000 shares of common stock to Westminster Capital, Inc., upon the exercise of a stock purchase warrant for 150,000 shares of the Company's common stock at $.40 per share for gross proceeds of $60,000.

     In March 1999, the Company issued 100,000 shares of common stock to Whale Securities Co., L.P., upon the exercise of a stock purchase warrant for 100,000 shares of the Company's common stock at $.75 per share for gross proceeds of $75,000.

                          UNITED LEISURE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     Subsequent to the end of the quarter ended March 31, 1999, the following transactions took place:

     (i) On April 13, 1999, the Company and Strata Equities Limited ("Strata") amended the Warrant Agreement dated April 2, 1998 relating to the issuance of a stock purchase warrant (the "Warrant") for 600,000 shares of the Company's common stock at $.27 per share, to permit a cashless exercise of the Warrant, and Strata exercised the Warrant on a cashless basis. Based on an intraday trading price of $4.60 per share of the Company's common stock on April 13, 1999, the Company issued to Strata 564,783 shares of the Company's common stock. The Company received no proceeds from the issuance, as a result of the cashless exercise.

     (ii) On April 29, 1999, the Company sold 500,000 shares of common stock to one individual, at a purchase price of $2.00 per share for gross proceeds of $1,000,000.

     (iii) In April 1999, the Company issued 82,222 shares of common stock to Mary Jane Shapiro, upon the cashless exercise of a stock purchase warrant for 100,000 shares of the Company's common stock at $.75 per share. The Company received no proceeds from the issuance, as a result of the cashless exercise.

     (iv) In April 1999, the Company issued 10,000 shares of common stock to Alvin Alexander, a director of the Company, upon the exercise of a stock option at an exercise price of $.30 per share for gross proceeds of $3,000.

     Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering; or did not involve the "sale" of a security.


4.   RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 1999, the Company advanced $101,555 to Harry Shuster, the Company's Chairman of the Board, President and Chief Executive Officer.

     On March 8, 1999, the Company made a $75,000 loan to Grand Havana Enterprises, Inc. The loan accrues interest at 8% per annum. Both principal and interest are due on September 8, 2000. The loan is guaranteed by Harry Shuster.

     UIT and Brian Shuster have entered into an Employment Agreement dated as of January 1, 1999 (the "Employment Agreement"), pursuant to the terms of which Brian Shuster is employed as President of UIT at an initial base salary of $240,000 per year. The Employment Agreement provides for annual 10% increases in Brian Shuster's base salary. The Employment Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the Employment Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. The Employment Agreement also provides that any inventions developed by Brian Shuster during his employment by UIT

                          UNITED LEISURE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     and which relate to the business of UIT, will remain the property of UIT. The Employment Agreement also contains a confidentiality provision to protect UIT's trade secrets and other confidential information. Brian Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.

     In addition, the Company and UIT have entered into an agreement dated as of January 1, 1999, pursuant to which UIT has agreed to make available the services of Brian Shuster to consult for the Company on a variety of matters. The Company has agreed to pay UIT $5,000 per month for making available Brian Shuster's services under this agreement; Brian Shuster will receive no payments under this agreement. Brian Shuster has also agreed that UIT may credit against his salary any amounts he actually receives from Genisys pursuant to the Genisys Agreement for consulting services rendered to NII since January 1, 1999.

     UIT and Harry Shuster have entered into a Consulting Agreement dated as of January 1, 1999 (the "Consulting Agreement"), pursuant to the terms of which Harry Shuster is retained as a consultant to UIT at an initial compensation of $60,000 per year. The Consulting Agreement provides for annual 10% increases in Harry Shuster's compensation. The Consulting Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the Consulting Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. Harry Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.


5.   COMPUTATION OF LOSS PER SHARE

                                                                             For the Quarter Ended March 31, 1999
                                                                     -------------------------------------------------------
                                                                          Income               Shares            Per Share
                                                                        (Numerator         (Denominator)           Amount
                                                                     ---------------     ----------------     --------------
Basic loss per share:
    Net loss                                                           $(1,011,585)            14,202,000           $(0.07)
    Less:  accretion in the carrying amount
           of common stock subject to
           repurchase                                                      (27,000)                     -                -
                                                                     ---------------     ----------------     --------------
    Net loss attributable to common
      stockholders                                                     $(1,038,585)            14,202,000           $(0.07)
                                                                     ===============     ================     ==============

     Options and warrants to purchase 10,366,950 shares were outstanding at March 31, 1999, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                                                                             For the Quarter Ended March 31, 1998
                                                                     -------------------------------------------------------
                                                                          Income               Shares            Per Share
                                                                        (Numerator         (Denominator)           Amount
                                                                     ---------------     ----------------     --------------
Basic loss per share:
    Net loss attributable to common
    stockholders                                                         $(697,921)            12,686,000           $(0.06)
                                                                     ===============     ================     ==============

     Options and warrants to purchase 6,591,950 were outstanding at March 31, 1998, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

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

Overview

     Through its wholly-owned subsidiary, United Internet Technologies, Inc. ("UIT"), the Company is primarily engaged in the development and licensure of the Company's proprietary Internet related technology (the "Technology") and sites on the World Wide Web (the "Web") incorporating the Technology. The Company has developed two proprietary technologies, Parallel Addressing Technology (PAV) and Dynamic Integrated Video Overlay (DIVO). The Company licenses the use of the Technology to others and in some cases develops its own Web sites. The Company has licensed the travel related applications to Genisys Reservation Systems, Inc. ("Genisys") and has also licensed the rights to wrestling and related activities to World Championship Wrestling, Inc. The

Company's Technology utilizes proprietary program instructions applications to provide a means of linking a full motion video on a user's CD-ROM or DVD-ROM drive to a commercial site on the Web. The Company intends to continue to pursue licensing agreements with others and will continue to develop and market its own Web sites.

     Prior to February 1997, the primary business of the Company had been to act as a developer and manager (rather than as an operator) under a ground lease (the "Ground Lease") with the Irvine Company. The Ground Lease terminated in February 1997. As part of management's decision to reorient the Company's business to the development and licensure of the Technology, the Company's Camp Frasiers have been discontinued and the Company has decided to dispose of its Planet Kids facilities. In connection therewith, the Company will have significantly reduced employment requirements, primarily part-time and seasonal employees, in 1999.

Results of Operations

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     The Company had total revenue of $319,443 in the quarter ended March 31, 1999, compared to total revenue of $491,156 for the quarter ended March 31, 1998, a decrease of $171,713 or approximately 35.0%. This decrease results from lower revenue from children's recreational activities, due primarily to declines in admissions in the Company's three Planet Kids centers, as well as the fact that Frasier's Frontier amusement park did not operate at all during the first quarter of 1999. All of the Company's revenue in the quarter ended March 31, 1999 was provided by Planet Kids centers. Because the Company has reoriented its business to focus on the Technology and move away from its historical emphasis on children's recreational activities, the Company expects its revenue from children's recreational activities to continue to decline in future periods.

     Total operating expenses increased to $1,027,715 for the quarter ended March 31, 1999 from $846,663 for the quarter ended March 31 1998, an increase of $181,052 or approximately 21.4%. This increase was due primarily to increases in operating expenses of UIT, specifically increased salaries and consulting fees for management, as well as for programmers.

     Other expense decreased to $303,313 in the quarter ended March 31, 1999, from $342,414 in the quarter ended March 31, 1998, a decrease of $39,101 or approximately 11.4%. Included in other expense is estimated equity in net loss of Genisys, an affiliate of the Company, of $210,133.

     For the quarter ended March 31, 1999, the Company had a net loss of $(1,011,585) or ($.07) per share, as compared to a net loss of $(697,921) or ($0.06) per share for the quarter ended March 31, 1998.

Liquidity and Financial Condition

     The Company has experienced operating losses in recent years. For the quarter ended March 31, 1999, the Company experienced a net loss of $(1,011,585). For the quarter ended March 31, 1998, the Company experienced a net loss of $(697,921).

     The Company's working capital requirements have been and will continue to be significant. As of March 31, 1999, the Company had cash and cash equivalents of $461,656 and a working capital deficit of $3,393,116. Subsequent to the end of the quarter ended March 31, 1999, the Company received $1,000,000 in cash from the sale of 500,000 shares of its Common Stock to one investor in a private placement.

     The Company's future capital requirements will depend on various factors, including:

     1. The number of applications utilizing the Company's Technology that the Company wants to develop;

     2. The length of time that it takes for the Company to dispose of its children's recreation facilities and the manner of disposition; and

     3. The Company and other members of United Hotel & Casino, L.L.C. ("UHC"), an affiliate of the Company, are actively entertaining various opportunities of selling or otherwise disposing of the commercial property UHC owns in Las Vegas (the "Las Vegas Property"). The Company believes that based on existing negotiations, the amount realized from the disposition will be considerably more than the cost; however, the Company cannot give any assurance that this will in fact be the case or that the Las Vegas Property will be sold or whether any such disposition will be on terms favorable to the Company. In the alternative, the Company is actively entertaining offers to sell its membership interest in UHC; however, the Company cannot give any assurance that this in fact will be the case or whether any such disposition will be on terms favorable to the Company.

     Due to the fact that the Company did not meet the new minimum bid listing requirements for maintenance of the Company's Common Stock on the Nasdaq SmallCap Market (the "Nasdaq Market"), effective the close of business on December 1, 1998, the Company's Common Stock was delisted from the Nasdaq Market. The Company's Common Stock is now quoted on the OTC Bulletin Board. The delisting could result in the Company's having difficulty in offering and selling its securities to prospective investors.

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

     On March 8, 1999, the Company loaned $75,000 to Grand Havana Enterprises, Inc. ("GHEI"), an affiliate of the Company. The loan accrues interest at 8% per annum and is payable, as to both principal and interest, upon maturity on September 8, 2000. The loan has been guaranteed by Harry Shuster, the Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Shuster is also the Chairman of the Board, Chief Executive Officer and President of GHEI.

     As of March 31, 1999, investments in and loans to certain affiliated companies, GHEI, UHC and HEP II, L.P., totaled approximately $4,927,163, or approximately 61.8% of total assets. These affiliated companies have had substantial losses and have working capital deficits, creating liquidity risks for the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although Management believes that it is more likely than not that the investments and receivables with related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets. In addition, at March 31, 1999, the Company had a net receivable from Harry Shuster of $419,858.

     Although the Company believes that its current cash and revenue from operations, distributions received by the Company as a result of its investments, repayment to the Company of amounts previously advanced by the Company to GHEI, proceeds from any sale of the Company's real property located in El Cajon, California

(previously used in connections with children's recreational activities) and proceeds from any sale of the Las Vegas Property or the Company's interest in UHC, will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case.

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

     The Company's Year 2000 project is being overseen by a consultant to the Company. The Company's Year 2000 project is currently in the development of correction plans phase. Based on vendor-provided information, the Company believes that all primary software applications being used within the Company are either Year 2000 compliant or, with upgrades, can be made Year 2000 compliant. Based on testing of certain hardware, it was determined to replace certain systems. Such upgrading or replacement of software and hardware is expected to be completed by June 30, 1999. Based on current estimates, the Company does not believe that the cost of upgrading or replacing such software and hardware will be material. After all upgrading and replacement is complete, all new systems will be evaluated for Year 2000 compliance. The Company's technical consultant will continue to analyze the current software and hardware vendors for Year 2000 compliance as issues may be discovered within the Company or within the industry.

     The Company believes that software products currently produced by the Company are Year 2000 compliant; however, additional testing is in progress. It is not believed that there will be any adverse effects on the ability to use the interactive products being developed by the Company.

     Upgrading to uniform operating and accounting systems on a Company-wide basis is in process. In addition, the hardware used in connection with the children's recreational activities business conducted by the Company will have to be replaced, if the remaining assets are not sold by the end of 1999. The costs of such assessments and upgradings or replacements are not expected to be material. Required upgrading is expected to be completed on or before June 30, 1999. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products.

     The Company believes that its greatest potential risks are associated with
(i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is continuing its assessments for its operations and infrastructure, and cannot predict whether significant additional problems will be identified. The Company is asking its critical vendors and suppliers to provide information on the status of the Year 2000 compliance in order to assess the effect it could have on the Company. The Company has supplied all such requests to such vendors. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 Issues. Costs identified to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

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

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test corrections or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operational infrastructure, the Company cannot be sure that all its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems, or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000 related risks and will take such further corrective actions as may be required.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is pursuing its appeal of the judgment of the trial court in the lawsuit titled Irvine Meadows v. Shuster, et al. (OCSC Case No. 771509). On October 27, 1998, the plaintiffs, as the prevailing party in this matter, were awarded costs in the amount of approximately $545,000. The Company is also appealing this award. Subsequently, the parties entered into settlement negotiations, which are ongoing. There can be no assurance whether a settlement will be reached, or what the terms of such settlement may be. Due to the inherent uncertainties regarding litigation, it is not possible to assess the likelihood that the Company will prevail on appeal if a settlement is not reached.

Item 2. Changes in Securities

     On January 4, 1999, the Company granted stock options to the Company's general outside counsel, Richman, Lawrence, Mann, Chizever & Phillips, a Professional Corporation ("Richman, Lawrence"), to purchase 200,000 shares of the Company's Common Stock at $.23 per share. The shareholders of Richman, Lawrence exercised the options effective the same day. Proceeds to the Company from this exercise were $46,000.

     On January 4, 1999, the Company issued stock options to purchase an aggregate of 200,000 shares of the Company's Common Stock to certain directors, including Brian Shuster, and an aggregate of 375,000 shares of the Company's Common Stock to certain employees of the Company. All such options are exercisable at $.23 per share. The options granted to the directors vest immediately and the options granted to the employees vest on varying terms ranging from immediately to five years.

     On February 1, 1999, the Company issued a stock option to Brian Shuster to purchase 200,000 shares of the Company's Common Stock. The option is exercisable at $.35 per share and vests immediately.

     In March 1999, the Company issued 150,000 shares of Common Stock to Westminster Capital, Inc., upon the exercise of a stock purchase warrant for 150,000 shares of the Company's Common Stock at $.40 per share. Proceeds to the Company in connection with the exercise were $60,000.

     In March 1999, the Company issued 100,000 shares of Common Stock to Whale Securities Co., L.P., upon the exercise of a stock purchase warrant for 100,000 shares of the Company's Common Stock at $.75 per share. Proceeds to the Company in connection with the exercise were $75,000.

     Subsequent to the end of the quarter ended March 31, 1999, the following transactions took place:

     (i) on April 13, 1999, the Company and Strata Equities Limited ("Strata") amended the Warrant Agreement dated April 2, 1998 relating to the issuance of a stock purchase warrant (the "Warrant") for 600,000 shares of the Company's Common Stock at $.27 per share, to permit a cashless exercise of the Warrant, and Strata exercised the Warrant on a cashless basis. Based on an intraday trading price of $4.60 per share of the Company's Common Stock on April 13, 1999, the Company issued to Strata 564,783 shares of the Company's Common Stock. The Company received no proceeds from the issuance, as a result of the cashless exercise.

     (ii) on April 29, 1999, the Company sold 500,000 shares of Common Stock to one individual, at a purchase price of $2.00 per share. Proceeds to the Company in connection with the sale were $1,000,000.

     (iii) in April 1999, the Company issued 82,222 shares of Common Stock to Mary Jane Shapiro, upon the cashless exercise of a stock purchase warrant for 100,000 shares of the Company's Common Stock at $.75 per share. The Company received no proceeds from the issuance, as a result of the cashless exercise.

     (iv) in April 1999, the Company issued 10,000 shares of Common Stock to Alvin Alexander, a director of the Company, upon the exercise of a stock option at an exercise price of $.30 per share. Proceeds to the Company in connection with the exercise were $3,000.

     Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering; or did not involve the "sale" of a security.

Item 3.  Other Information

     UIT and Brian Shuster have entered into an Employment Agreement dated as of January 1, 1999 (the "Employment Agreement"), pursuant to the terms of which Brian Shuster is employed as President of UIT at an initial base salary of $240,000 per year. The Employment Agreement provides for annual 10% increases in

Brian Shuster's base salary. The Employment Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the Employment Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. The Employment Agreement also provides that any inventions developed by Brian Shuster during his employment by UIT and which relate to the business of UIT, will remain the property of UIT. The Employment Agreement also contains a confidentiality provision to protect UIT's trade secrets and other confidential information. Brian Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.

     In addition, the Company and UIT have entered into an agreement dated as of January 1, 1999, pursuant to which UIT has agreed to make available the services of Brian Shuster to consult for the Company on a variety of matters. The Company has agreed to pay UIT $5,000 per month for making available Brian Shuster's services under this agreement; Brian Shuster will receive no payments under this agreement. Brian Shuster has also agreed that UIT may credit against his salary any amounts he actually receives from Genisys pursuant to the Genisys Agreement for consulting services rendered to NII since January 1, 1999.

     UIT and Harry Shuster have entered into a Consulting Agreement dated as of January 1, 1999 (the "Consulting Agreement"), pursuant to the terms of which Harry Shuster is retained as a consultant to UIT at an initial compensation of $60,000 per year. The Consulting Agreement provides for annual 10% increases in Harry Shuster's compensation. The Consulting Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the Consulting Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. Harry Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.

Item 4.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (4-6) Agreement dated April 13, 1999 between United Leisure Corporation and Strata Equities Limited

          (27)      Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 1999                   UNITED LEISURE CORPORATION

                                     By: /s/ Harry Shuster
                                     ------------------------------
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Financial Officer)