Form 10QSB
period 1999-06-30
UNITED LEISURE CORP
filed 1999-08-16
CIK 59684

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

                                      or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________ .

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

                             YES [X]     NO [__]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Class                              Outstanding at August 11, 1999
--------------------                    --------------------------------
Common Stock, par                             15,935,854 shares
value $.0l per share


Transitional Small Business Disclosure Format (check one):

                             YES [__]    NO [X]

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,            December 31,
                                                                                      1999                   1998
                                                                                  -------------          -------------
                                                                                   (Unaudited)
                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $  1,224,764           $    799,369
     Receivables                                                                        33,388                 53,153
     Prepaid expenses and other current assets                                          46,612                 78,082
                                                                                  ------------           ------------
            TOTAL CURRENT ASSETS                                                     1,304,764                930,604
                                                                                  ------------           ------------

PROPERTY AND EQUIPMENT, NET                                                            276,880                384,984
                                                                                  ------------           ------------

INVESTMENTS
     Investment in United Hotel at equity - related party                            3,386,117              3,432,452
     Investment in HEP II at equity - related party                                    700,000                700,000
     Investment in Genisys at equity - related party                                        -                 210,133
     Investment in Grand Havana at fair value - related party                           38,667                 38,667
                                                                                  ------------           ------------
            TOTAL INVESTMENTS                                                        4,124,784              4,381,252
                                                                                  ------------           ------------

OTHER ASSETS
    Loan receivable from Grand Havana - related party                                  719,015                619,298
    Due from former officer                                                            420,263                332,627
    Assets held for sale                                                             1,616,387              1,663,857
    Deposits and other assets                                                           80,137                 78,929
                                                                                  ------------           ------------
                                                                                     2,835,802              2,694,711
                                                                                  ------------           ------------
                                                                                  $  8,542,230           $  8,391,551
                                                                                  ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                $  2,622,000           $  1,900,000
     Accrued interest                                                                  555,155                406,808
     Accounts payable and accrued expenses                                             473,499                478,785
     Due to related parties                                                            108,587                107,535
     Deferred revenues                                                                 114,525                 28,060
     Deposits and other                                                                  2,611                  5,652
     Litigation settlement                                                             185,080                     -
                                                                                  ------------           ------------
            TOTAL CURRENT LIABILITIES                                                4,061,377              2,926,840
LONG-TERM DEBT                                                                         120,000                842,000
COMMON STOCK SUBJECT TO REPURCHASE - 150,001 SHARES                                    132,000                 78,000
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                       -                      -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  15,785,854 shares at June 30, 1999
        and 13,918,849 shares at December 31, 1998                                     157,858                139,188
     Additional paid-in capital                                                     26,695,498             24,844,168
     Accumulated deficit                                                           (22,624,503)           (20,438,645
                                                                                  ------------           ------------
            TOTAL STOCKHOLDERS' EQUITY                                               4,228,853              4,544,711
                                                                                  ------------           ------------
                                                                                  $  8,542,230           $  8,391,551
                                                                                  ============           ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                              Three Months Ended             Six Months Ended
                                                                         ---------------------------     -------------------------
                                                                           June 30,       June 30,         June 30,      June 30,
                                                                             1999           1998             1999          1998
                                                                         -----------     -----------     -----------   -----------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
REVENUE
     Licensing fees                                                      $   200,000     $   410,817     $   200,000       410,817
     Children's recreational activities                                      282,097         444,584         601,540       931,493
                                                                         -----------     -----------     -----------   -----------
            TOTAL REVENUE                                                    482,097         855,401         801,540     1,342,310

EXPENSES
     Direct operating expenses                                               813,379         765,211       1,517,891     1,433,581
     Selling, general and administrative expenses                            496,376         164,071         774,741       301,241
     Depreciation and amortization                                            40,989          44,391          85,827        85,514
                                                                         -----------     -----------     -----------   -----------
                                                                           1,350,744         973,673       2,378,459     1,820,336
                                                                         -----------     -----------     -----------   -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                          (868,647)       (118,272)     (1,576,919)     (478,026)

OTHER INCOME (EXPENSE)
     Legal costs                                                                  -         (108,504)             -       (250,450)
     Equity in net income (loss) of United Hotel                             (96,476)         34,000         (46,335)     (115,000)
     Equity in net loss of Genisys                                                -               -         (210,133)           -
     Realized loss from write-down of investment in Grand Havana                  -         (946,131)             -       (946,131)
     Interest income                                                          41,806          34,263          80,001        68,708
     Interest expense                                                        (96,766)        (97,781)       (212,501)     (191,225)
     Other, net                                                               30,810          15,015         (34,971)       26,793
     Litigation settlement                                                  (185,000)             -         (185,000)           -
                                                                         -----------     -----------     -----------   -----------
            TOTAL OTHER INCOME (EXPENSE)                                    (305,626)     (1,069,138)       (608,939)   (1,407,305)
                                                                         -----------     -----------     -----------   -----------

NET LOSS                                                                  (1,174,273)     (1,187,410)     (2,185,858)   (1,885,331)
                                                                         -----------     -----------     -----------   -----------

OTHER COMPREHENSIVE LOSS
    Unrealized holding loss on securities arising during the period               -          (22,700)             -       (203,725)
    Less: reclassification adjustment for loss realized in net loss               -          946,131              -        946,131
                                                                         -----------     -----------     -----------   -----------
                                                                                  -          923,431              -        742,406
                                                                         -----------     -----------     -----------   -----------

COMPREHENSIVE LOSS                                                       $(1,174,273)    $  (263,979)    $(2,185,858)  $(1,142,925)
                                                                         ===========     ===========     ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                   15,525,854      13,918,949      14,462,851    13,302,182
                                                                         ===========     ===========     ===========   ===========

BASIC AND DILUTED LOSS PER SHARE                                         $     (0.08)    $     (0.09)    $     (0.15)  $     (0.14)
                                                                         ===========     ===========     ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                        -------------------------------
                                                                                           June 30,        June 30,
                                                                                              1999            1998
                                                                                        --------------- ---------------
                                                                                          (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $(2,185,858)    $(1,885,331)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                                    85,827          85,514
              Loss on termination of lease                                                     45,333              -
              Issuance of common stock for services                                                -           31,300
              Fair value of options granted to non-employees                                  237,700              -
              Write-down of investment in Grand Havana                                             -          946,131
              Licensing fees                                                                       -         (410,817)
              Equity in net loss of United Hotel                                               46,335         115,000
              Equity in net loss of Genisys                                                   210,133              -
              Accrual of interest income from related parties                                 (24,717)        (21,813)
              Changes in operating assets and liabilities:
                  Receivables                                                                  19,765           1,328
                  Prepaid expenses and other current assets                                    31,470         (10,683)
                  Deposits                                                                         -            2,338
                  Accrued interest                                                            148,347              -
                  Accounts payable and accrued expenses                                        66,385         640,924
                  Accrued expenses due to related parties                                                      61,821
                  Deposits and other liabilities                                               (3,041)             -
                  Deferred revenues                                                            86,465         363,012
                  Litigation settlement                                                      (185,000)             -
                                                                                          -----------     -----------
                  NET CASH USED IN OPERATING ACTIVITIES                                    (1,050,856)        (81,276)
                                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                      (37,257)        (35,896)
     Loans receivable from Grand Havana                                                       (75,000)             -
     Advances to former officer, net                                                          (87,636)             -
     Collection of loan receivable from Grand Havana                                               -          130,000
     Deposits and other                                                                       (10,156)          1,501
                                                                                          -----------     -----------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (210,049)         95,605
                                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                                   1,500,000         229,680
     Common stock issued for warrants and options exercised                                   186,300              -
                                                                                          -----------     -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,686,300         229,680
                                                                                          -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     425,395         244,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                799,369         152,770
                                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 1,224,764     $   396,779
                                                                                          ===========     ===========

         See accompanying Notes to Consolidated Financial Statements.

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1999


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999 and (c) the consolidated cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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


2.   LICENSING REVENUE

     During the quarter ended March 31, 1999, United Internet Technologies, Inc. ("UIT"), a wholly-owned subsidiary of the Company, received $200,000 as a non-refundable advance against royalties pursuant to a License Agreement entered into by UIT and World Championship Wrestling, Inc. ("WCW") as of February 23, 1999. UIT granted to WCW a limited non-exclusive license of the Technology. WCW has the right to approve the application of the Technology against certain indicated specifications and descriptions during a testing period, which approval the Company obtained during the quarter ended June 30, 1999.


3.   STOCKHOLDERS' EQUITY

     On April 13, 1999, the Company and Strata Equities Limited ("Strata") amended the Warrant Agreement dated April 2, 1998 relating to the issuance of a stock purchase warrant (the "Warrant") for 600,000 shares of the Company's Common Stock at $.27 per share, to permit a cashless exercise of the Warrant, and Strata exercised the Warrant on a cashless basis. Based on an intraday trading price of $4.60 per share of the Company's Common Stock on April 13, 1999, the Company issued to Strata 564,783 shares of the Company's common stock. The Company received no proceeds from the issuance, as a result of the cashless exercise .

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

     On May 26, 1999, the Company granted options to Julie Lepere, Secretary of the Company, to purchase an aggregate of 16,000 shares of the Company's Common Stock, at various exercise prices and subject to vesting, as follows:

     (i) $1.00 per share as to 5,000 shares, which are immediately exercisable;

     (ii) $2.25 per share as to 6,500 shares, which are exercisable at any time after May 26, 2000 and on or before May 26,2001;

     (iii) $1.50 per share as to 4,500 shares, which are exercisable at any time after May 26, 2001 and on or before May 26,2002;

     provided, however, that in the event the employee's employment with the Company is terminated prior to May 26, 2002, the vested portion of the options become non-exercisable six months after such termination.

     On May 26, 1999, the Company granted an option to purchase 100,000 shares of the Company's Common Stock to Lou Pitt, a consultant to the Company, at an exercise price of $1.00 per share. The option is exercisable immediately upon grant and expires on May 26, 2002.

     On June 24, 1999, the Company sold 250,000 shares of its Common Stock at a purchase price of $2.00 per share, to the same individual who had purchased 500,000 shares of the Company's Common Stock on April 29, 1999. Proceeds to the Company from the second sale were $500,000.

     In June 1999, the Company issued 10,000 shares of its Common Stock to Shannon Taylor, a consultant to the Company, in connection with her exercise of options which were granted on January 4, 1999. Proceeds to the Company in connection with such exercise were $2,300.

     Subsequent to the end of the quarter ended June 30, 1999, the following transactions took place:

     On July 16, 1999, the Company granted an option to purchase 10,000 shares of the Company's Common Stock to James Orr, a consultant to the Company, at an exercise price of $1.00 per share. On the date of such grant, the closing bid price of the Company's Common Stock as quoted on the OTC Bulletin Board was $3.1875. The option is exercisable immediately upon grant and expires on July 16, 2000.

     On July 21, 1999, the Company and Media Group, Inc. ("MGI") entered into an agreement (the "MGI Agreement") for the duplication of one million CD-ROM shrink-wrapped packages for NBC. The total order is $380,000. Pursuant to the MGI Agreement, the Company made a payment of $95,000 to MGI and delivered 150,000 shares of its Common Stock (the "MGI Shares"). The Company further agreed to include the MGI Shares in a registration statement which the Company intends to file shortly with the Securities and Exchange Commission for the benefit of certain selling stockholders (the "Selling Stockholders' Registration Statement"). Until the Selling Stockholders' Registration Statement is declared effective by the SEC, the Company has agreed to make further payments to MGI under the MGI Agreement until the full $380,000 is paid. Once the Selling Stockholders' Registration Statement is declared effective by the SEC, the Company has the right to have the MGI Shares returned to the Company within ten days following the declaration of effectiveness by the SEC of the Selling Stockholders' Registration Statement and to pay the $380,000 in full. If the Company does not so elect, MGI has the right to (i) put the MGI Shares to the Company and the Company will pay the balance then due under the MGI Agreement, or (ii) retain the MGI Shares and sell them pursuant to the prospectus forming a part of the Selling Stockholders' Registration Statement, in which case any amounts received by MGI over the balance due at that time shall be refunded to the Company. The Company has further agreed to pay to MGI any shortfall between the net proceeds of any sale of the MGI Shares and the balance owing under the MGI Agreement. There were no proceeds to the Company in connection with this issuance.

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1999



4.   LITIGATION

     On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster in Orange County, California Superior Court (Case No. 771509). The plaintiff sought an injunction preventing the Company from removing certain improvements from the property at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint and sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction and barred the Company from removing the leasehold improvements from the property.

     The plaintiffs won the suit on a motion for summary judgment in May 1998. The Company appealed the decision of the court. On October 27, 1998, the plaintiffs were awarded costs in the amount of approximately $545,000. The Company also appealed this award.

     On May 7, 1999, the Company settled this litigation. The Company agreed to dismiss with prejudice the appeal of the trial court's judgment. The Company also agreed to pay the plaintiffs not less than $225,000 in principal amount, plus 6% interest compounded daily, in installments. Of this amount, the Company's litigation counsel agreed to contribute approximately $40,000. Concurrently with the signing of the settlement agreement, $26,316.23 was paid, which includes principal of $25,000. On July 1, 1999, an additional $26,841.61 was paid, which includes principal of $25,000. The Company is required to make an additional payment of $90,144.56, which includes principal of $87,500, on October 1, 1999, and a final payment of $88,822.28, which includes principal of $87,500, on December 31, 1999. If the Company fails to make any payment when it is due, the Company can be held in default of the settlement agreement. In such case, the plaintiffs could seek to enforce the original court's judgment in an amount not to exceed $300,000, less any payments of principal the Company has already made under the settlement agreement, plus 6% interest.

     On June 7, 1999, the Company was sued by Hyperlock Technologies, Inc. ("Hyperlock") in the United States District Court for the Northern District of Illinois, Eastern Division. Hyperlock alleges that the Company has infringed United States Patent No. 5,892,825, (the "'825 patent") entitled, "Method of Secure Server Control of Local Media Via a Trigger Through a Network for Instant Local Access of Encrypted Data on Local Media." Hyperlock is seeking an injunction against the Company and unspecified damages. Hyperlock also seeks treble damages, court costs and reasonable attorneys' fees and such other and further relief as the court may deem to be just and proper. Based on a review of the '825 patent, the Company believes that the suit is without merit. The Company believes that it has not committed any acts of infringement, and intends to defend this suit vigorously. Due to the inherent uncertainties regarding litigation, the Company can make no prediction about the outcome of the litigation.

5.   COMPUTATION OF LOSS PER SHARE

                                                    For the Quarter Ended June 30, 1999
                                              ----------------------------------------------
                                                 Income            Shares         Per Share
                                               (Numerator      (Denominator)        Amount
                                              ------------     -------------     -----------
Basic loss per share:
   Net loss                                   $(1,174,273)
   Less:  accretion in the carrying amount
          of common stock subject to
          repurchase                              (27,000)
                                              -----------
   Net loss attributable to common
    stockholders                              $(1,201,273)       15,525,854          $(0.08)
                                              ===========        ==========          ======
                                                    For the Six Months Ended June 30, 1999
                                              ----------------------------------------------
                                                 Income            Shares         Per Share
                                               (Numerator      (Denominator)        Amount
                                              ------------     -------------     -----------
Basic loss per share:
   Net loss                                   $(2,185,858)
   Less:  accretion in the carrying amount
          of common stock subject to
          repurchase                              (54,000)
                                              -----------
   Net loss attributable to common
    stockholders                              $(2,239,858)       14,462,851          $(0.15)
                                              ===========        ==========          ======

   Options and warrants to purchase 9,862,950 shares were outstanding at June 30, 1999, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 1O-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks, uncertainties, costs and outcome of pending litigation in which the Company is involved, costs and uncertainties associated with future developments, concerns regarding the Company's liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

Overview

     Through its wholly-owned subsidiary, United Internet Technologies, Inc.("UIT"), United Leisure Corporation (the "Company") is primarily engaged in the development and licensure of the Company's proprietary Internet technology (the "Technology") and sites on the World Wide Web (the "Web") incorporating the Technology. The Company has developed two proprietary technologies, Parallel Addressing Technology ("PAV") and Dynamic Integrated Video Overlay ("DIVO"). Primarily, the Company licenses the use of the Technology to others. The Company has licensed an application of the Technology for television to National Broadcasting Company, Inc. ("NBC"), an application of the Technology for wrestling and related activities to World Championship Wrestling, Inc. ("WCW"), and travel related applications to Genisys Reservation Systems, Inc. ("Genisys"). The Company's Technology utilizes proprietary program instruction applications to provide a means of linking a full motion video on a user's CD-ROM or DVD-ROM drive to a site on the Web. The Company intends to continue to pursue licensing agreements with others and may develop its own Web sites.

     Subsequent to the end of the second quarter, the Company and NBC entered into a Master Development Agreement dated July 1, 1999 (the "Development Agreement"). Pursuant to the Development Agreement, NBC will pay the Company either a fixed fee or on a time and material basis for each project, as specified in the related Statement of Work. The Development Agreement is for a term of one year; however, NBC may terminate the Development Agreement for any reason upon 30 days' prior written notice to the Company. In addition, either party may terminate the Development Agreement in the case of a material breach of a Statement of Work by the other party, which is not cured by the breaching party within 30 days. NBC has the right to test and approve any ordered products.

     Pursuant to the first order placed under the Development Agreement, NBC has ordered and the Company has agreed to master, reproduce and distribute 1,000,000 CD-ROMs containing NBC video and other graphics showcasing the NBC Fall 1999 television season and incorporating an interactive game/contest. The CD-ROMs will utilize the Company's PAV and DIVO technologies tied to a special NBC Web site. It is anticipated that the CD-ROMs will be distributed free in newspapers on September 7, 1999, in six major metropolitan areas. The Company will be paid a fixed price of $100,000 upon newspaper delivery of 1,000,000 CD-ROMs to 1,000,000 homes.

     Prior to February 1997, the primary business of the Company had been to act as a developer and manager (rather than as an operator) under a ground lease (the "Ground Lease") with the Irvine Company. The Ground Lease terminated in February 1997. As part of management's decision to reorient the Company's business to the development and licensure of the Technology, the Company's Camp Frasiers and Frasier's Frontiers activities have been discontinued and the Company has decided to dispose of its Planet Kids facilities. In connection therewith, the Company will have significantly reduced employment requirements, primarily part-time and seasonal employees, in 1999.

Results of Operations

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     The Company had total revenue of $482,097 in the quarter ended June 30, 1999, compared to total revenue of $855,401 for the quarter ended June 30, 1998, a decrease of $373,304 or approximately 43.6%. This decrease results primarily from a decrease in the total amount of licensing fees related to the Company's Internet business. In the quarter ended June 30, 1998, the Company had licensing fees of $410,817, which amount represents the book value of 2,000,000 shares of unregistered common stock of Genisys, which the Company received in connection with the licensing of the travel-related applications of the Company's interactive Internet technology to a wholly-owned subsidiary of Genisys. In the quarter ended June 30, 1999, the Company had licensing fees of $200,000, which the Company received in connection with the licensing of the Company's interactive Internet technology to WCW in connection with its wrestling Web site. WCW is a subsidiary of Turner Broadcasting System Inc., a Time Warner company.

     An additional contributing factor to the decrease in revenue for the quarter ended June 30, 1999 is the decrease in revenue from children's recreational activities, due primarily to declines in admissions in the Company's three Planet Kids centers, as well as the fact that Frasier's Frontier amusement park and Camp Frasier facilities did not operate at all during the second quarter of 1999. All of the Company's revenue from children's recreational activities in the quarter ended June 30,1999 was provided by Planet Kids centers. Because the Company has reoriented its business to focus on the Technology and move away from its historical emphasis on children's recreational activities, the Company expects its revenue from children's recreational activities to continue to decline in future periods.

     Total operating expenses increased to $1,350,744 for the quarter ended June 30, 1999, from $973,673 for the quarter ended June 30, 1998, an increase of $377,071 or approximately 38.7%. This increase was due primarily to increases in operating expenses of UIT, specifically, increased salaries and consulting fees for management, as well as for programmers, offset in part by decreased expenses for personnel related to the Company's remaining children's recreational facilities, Planet Kids.

     Other expense decreased to $305,626 in the quarter ended June 30, 1999, from $1,069,138 in the quarter ended June 30, 1998, a decrease of $763,512 or approximately 71.4%. Included in other expense for the quarter ended June 30, 1998 is loss from the write-down of investment in Grand Havana Enterprises, Inc. ("GHEI") in the amount of $946,131. GHEI is an affiliate of the Company. Included in other expense for the quarter ended June 30, 1999 is a charge of $185,000 for litigation settlement.

     For the quarter ended March 31, 1999, the Company had a net loss of $(1,174,273) or ($0.07) per share, as compared to a net loss of $(1,187,410) or ($0.09) per share for the quarter ended June 30, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

     The Company had total revenue of $801,540 for the six months ended June 30, 1999, compared to total revenue of $1,342,310 for the six months ended June 30, 1998, a decrease of $540,770 or approximately 40.3%. This decrease results primarily from a decrease in the total amount of licensing fees related to the

Company's Internet business. In the six months ended June 30, 1998, the Company had licensing fees of $410,817, which amount represents the book value of 2,000,000 shares of unregistered common stock of Genisys, which the Company received in connection with the licensing of the travel-related applications of the Company's interactive Internet technology to a wholly-owned subsidiary of Genisys. In the six months ended June 30, 1999, the Company had licensing fees of $200,000, which the Company received in connection with the licensing of the Company's interactive Internet technology to WCW in connection with its wrestling Web site.

     An additional contributing factor to the decrease in revenue for the six months ended June 30, 1999 is the decrease in revenue from children's recreational activities, due primarily to declines in admissions in the Company's three Planet Kids centers, as well as the fact that Frasier's Frontier amusement park and the Camp Frasier facilities did not operate at all during 1999. All of the Company's revenue from children's recreational activities for the six months ended June 30,1999 was provided by Planet Kids centers. Because the Company has reoriented its business to focus on the Technology and move away from its historical emphasis on children's recreational activities, the Company expects its revenue from children's recreational activities to continue to decline in future periods.

     Total operating expenses increased to $2,378,459 for the six months ended June 30, 1999, from $1,820,336 for the six months ended June 30, 1998, an increase of $558,123 or approximately 30.7%. This increase was due primarily to increases in operating expenses of UIT, specifically, increased salaries and consulting fees for management, as well as for programmers, offset in part by decreased expenses for personnel related to the Company's remaining children's recreational facilities, Planet Kids.

     Other expense decreased to $608,939 in the six months ended June 30, 1999, from $1,407,305 in the six months ended June 30, 1998, a decrease of $798,366 or approximately 56.7%. Included in other expense for the six months ended June 30, 1998 is loss from the write-down of investment in GHEI in the amount of $946,131. Included in other expense for the six months ended June 30, 1999 is a charge of $185,000 for litigation settlement.

     For the six months ended June 30, 1999, the Company had a net loss of $(2,185,868) or ($0.15) per share, as compared to a net loss of $(1,885,331) or ($0.14) per share for the six months ended June 30, 1998.

Liquidity and Financial Condition

     The Company has experienced operating losses in recent years. For the quarter ended June 30, 1999, the Company experienced a net loss of $(1,174,273).

     The Company's working capital requirements have been and will continue to be significant. As of June 30, 1999, the Company had cash and cash equivalents of $1,224,764 and a working capital deficit of $2,756,613.

     The Company's future capital requirements will depend on various factors, including:

     1. The number of applications utilizing the Company's Technology that the Company wants to develop;

     2.  UIT's needs to hire additional technical and marketing personnel;

     3. The length of time that it takes for the Company to dispose of its children's recreation facilities and the manner of disposition, the sale of a portion of which, the real property located in El Cajon, California, closed in August 1999; and

     4. The Company and other members of United Hotel & Casino, L.L.C.("UHC"), an affiliate of the Company, have entered into an agreement to sell the commercial property UHC owns in Las Vegas (the "Las Vegas Property") for $31.5 million. The Company believes that the net amount estimated to be realized from the sale, which is scheduled to close in August 1999, will be considerably more than the cost.

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

     As of June 30, 1999, investments in and loans to certain affiliated companies, GHEI, UHC and HEP II, L.P., totaled approximately $4,124,784, or approximately 48.2% of total assets. These affiliated companies have had substantial losses and have working capital deficits, creating liquidity risks for the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although Management believes that it is more likely than not that the investments in and receivables from related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets. In addition, at June 30, 1999, the Company had a net receivable from Harry Shuster of $420,263.

     Although the Company believes that its current cash and revenue from operations, distributions received by the Company as a result of its investments, repayment to the Company of amounts previously advanced by the Company to GHEI, proceeds from the recently completed sale of the Company's real property located in El Cajon, California (previously used in connections with children's recreational activities) and the Company's portion of the net proceeds from the pending sale of the Las Vegas Property will provide the Company with sufficient funds to meet the Company's anticipated need for working capital and capital expenditures for at least the next 12 months, there can be no assurance that this will be the case.

     The Company wishes to expand its development and marketing capabilities for the Technology. While development of certain applications currently under development can be funded from internal sources, more aggressive development and marketing may require additional financing from either public or private sources. To this end, the Company might raise additional capital either by borrowing money or a public or private sale of equity or both. There can be no assurance that the Company will be able to acquire additional financing, or that if such financing is available, that it will be available to the Company on favorable terms.

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

     The Company's Year 2000 project is being overseen by a consultant to the Company. The Company's Year 2000 project is currently in the development of correction plans phase. Based on vendor-provided information, the Company believes that all primary software applications being used within the Company are either Year 2000 compliant or, with upgrades, can be made Year 2000 compliant. Based on testing of certain hardware, it was determined to replace certain systems. Such upgrading or replacement of software and hardware is expected to be completed by September 30, 1999. Based on current estimates, the Company does not believe that the cost of upgrading or replacing such software and hardware will be material. After all upgrading and replacement is complete, all new systems will be evaluated for Year 2000 compliance. The Company's technical consultant will continue to analyze the current software and hardware vendors for Year 2000 compliance as issues may be discovered within the Company or within the industry.

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

     The Company believes that its greatest potential risks are associated with(i)its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is continuing its assessments for its operations and infrastructure, and cannot predict whether significant additional problems will be identified. The company is asking its critical vendors and suppliers to provide information on the status of the Year 2000 compliance in order to assess the effect it could have on the Company. The Company has supplied all such requests to such vendors. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 Issues. Costs identified to date have not been material. However, the Company has not yet completed its assessments, developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 12, 1996, Irvine Meadows, one of the Company's sublessees and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster in Orange County, California Superior Court (Case No. 771509). The plaintiff sought an injunction preventing the Company from removing certain improvements from the property at the expiration of the lease. On January 3, 1997, Irvine Meadows filed a first amended complaint and sought an injunction and declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Meadows' request for an injunction and barred the Company from removing the leasehold improvements from the property.

     The plaintiffs won the suit on a motion for summary judgment in May 1998. The Company appealed the decision of the court. On October 27, 1998, the plaintiffs were awarded costs in the amount of approximately $545,000. The Company also appealed this award.

     On May 7, 1999, the Company settled this litigation. The Company agreed to dismiss with prejudice the appeal of the trial court's judgment. The Company also agreed to pay the plaintiffs not less than $225,000 in principal amount, plus 6% interest compounded daily, in installments. Of this amount, the Company's litigation counsel agreed to contribute approximately $40,000. Concurrently with the signing of the settlement agreement, $26,316.23 was paid, which includes principal of $25,000. On July 1, 1999, an additional $26,841.61 was paid, which includes principal of $25,000. The Company is required to make an additional payment of $90,144.56, which includes principal of $87,500, on October 1, 1999, and a final payment of $88,822.28, which includes principal of $87,500, on December 31, 1999. If the Company fails to make any payment when it is due, the Company can be held in default of the settlement agreement. In such case, the plaintiffs could seek to enforce the original court's judgment in an amount not to exceed $300,000, less any payments of principal the Company has already made under the settlement agreement, plus 6% interest.

     On June 7, 1999, the Company was sued by Hyperlock Technologies, Inc. ("Hyperlock") in the United States District Court for the Northern District of Illinois, Eastern Division. Hyperlock alleges that the Company has infringed United States Patent No. 5,892,825, (the "'825 patent") entitled, "Method of Secure Server Control of Local Media Via a Trigger Through a Network for Instant Local Access of Encrypted Data on Local Media." Hyperlock is seeking an injunction against the Company and unspecified damages. Hyperlock also seeks treble damages, court costs and reasonable attorneys' fees and such other and further relief as the court may deem to be just and proper. Based on a review of the '825 patent, the Company believes that the suit is without merit. The Company believes that it has not committed any acts of infringement, and intends to defend this suit vigorously. Due to the inherent uncertainties regarding litigation, the Company can make no prediction about the outcome of the litigation.

Item 2. Changes in Securities

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

     On May 26, 1999, the Company granted options to Julie Lepere, Secretary of the Company, to purchase an aggregate of 16,000 shares of the Company's Common Stock, at various exercise prices and subject to vesting, as follows:

     (i) $1.00 per share as to 5,000 shares, which are immediately exercisable;

     (ii) $2.25 per share as to 6,500 shares, which are exercisable at any time after May 26, 2000 and on or before May 26,2001;

     (iii) $1.50 per share as to 4,500 shares, which are exercisable at any time after May 26, 2001 and on or before May 26,2002;

provided, however, that in the event the employee's employment with the Company is terminated prior to May 26, 2002, the vested portion of the options become non-exercisable six months after such termination.

     On May 26, 1999, the Company granted an option to purchase 100,000 shares of the Company's Common Stock to Lou Pitt, a consultant to the Company, at an exercise price of $1.00 per share. The option is exercisable immediately upon grant and expires on May 26, 2002.

     On June 24, 1999, the Company sold 250,000 shares of its Common Stock at a purchase price of $2.00 per share, to the same individual who had purchased 500,000 shares of the Company's Common Stock on April 29, 1999. Proceeds to the Company from the second sale were $500,000.

     In June 1999, the Company issued 10,000 shares of its Common Stock to Shannon Taylor, a consultant to the Company, in connection with her exercise of options which were granted on

January 4, 1999. Proceeds to the Company in connection with such exercise were $2,300.

     Subsequent to the end of the quarter ended June 30, 1999, the following transactions took place:

     On July 16, 1999, the Company granted an option to purchase 10,000 shares of the Company's Common Stock to James Orr, a consultant to the Company, at an exercise price of $1.00 per share. On the date of such grant, the closing bid price of the Company's Common Stock as quoted on the OTC Bulletin Board was $3.1875. The option is exercisable immediately upon grant and expires on July 16, 2000.

     On July 21, 1999, the Company and Media Group, Inc. ("MGI") entered into an agreement (the "MGI Agreement") for the duplication of one million CD-ROM shrink-wrapped packages for NBC. The total order is $380,000. Pursuant to the MGI Agreement, the Company made a payment of $95,000 to MGI and delivered 150,000 shares of its Common Stock (the "MGI Shares"). The Company further agreed to include the MGI Shares in a registration statement which the Company intends to file shortly with the Securities and Exchange Commission for the benefit of certain selling stockholders (the "Selling Stockholders' Registration Statement"). Until the Selling Stockholders' Registration Statement is declared effective by the SEC, the Company has agreed to make further payments to MGI under the MGI Agreement until the full $380,000 is paid. Once the Selling Stockholders' Registration Statement is declared effective by the SEC, the Company has the right to have the MGI Shares returned to the Company within ten days following the declaration of effectiveness by the SEC of the Selling Stockholders' Registration Statement and to pay the $380,000 in full. If the Company does not so elect, MGI has the right to (i) put the MGI Shares to the Company and the Company will pay the balance then due under the MGI Agreement, or (ii) retain the MGI Shares and sell them pursuant to the prospectus forming a part of the Selling Stockholders' Registration Statement, in which case any amounts received by MGI over the balance due at that time shall be refunded to the Company. The Company has further agreed to pay to MGI any shortfall between the net proceeds of any sale of the MGI Shares and the balance owing under the MGI Agreement. There were no proceeds to the Company in connection with this issuance.

     Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering; or did not involve the "sale" of a security.

Item 3. Other Information

     The Company and Harry Shuster entered into a consulting agreement dated as of June 1, 1994 (the "1994 Consulting Agreement"). Under the 1994 Consulting Agreement, Harry Shuster served as President, Chief Executive Officer and a director of the Company at an initial base compensation of $208,984 per year. The 1994 Consulting Agreement provides for annual 10% increases in Harry Shuster's base compensation. In 1998, the Company accrued base compensation to Mr. Shuster of $300,663. Harry Shuster is also provided with the use of a car or a $300 per month car allowance. The 1994 Consulting Agreement also provides for certain disability payments to be made for up to three years. The 1994 Consulting Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the 1994 Consulting Agreement automatically for successive one-year periods unless one party provides a written notice of termination at least 60 days before to the end of the first year of the current five-year period. As of June 1, 1999, the 1994 Consulting Agreement was amended to provide that Harry Shuster will be paid $5,000 per month and the balance of his then-current compensation will be applied to offset the net amount he owes the Company. As of June 30, 1999, that amount was $420,263, including interest. The 1994 Consulting Agreement terminates on Mr. Shuster's death or in the event of a breach of the 1994 Consulting Agreement by Mr. Shuster.

     In addition, UIT and Harry Shuster have entered into a Consulting Agreement dated as of January 1, 1999 (the "1999 Consulting Agreement"), pursuant to the terms of which Harry Shuster is retained as a consultant to UIT at an initial compensation of $60,000 per year. The 1999 Consulting Agreement provides for annual 10% increases in Harry Shuster's compensation. The 1999 Consulting Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the 1999 Consulting Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. Harry Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10-49 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and Brian Shuster

     10-50 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and Alvin Cassel

     10-51 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and J. Brooke Johnston, Jr.

     10-52 Option Agreement dated as of February 1, 1999 between United Leisure Corporation and Brian Shuster

     10-53 Employment Agreement, dated as of January 1, 1999, between the Company and Brian Shuster, together with supplemental agreement between the Company, United Internet Technologies, Inc. and Brian Shuster

     10-54 Consulting Agreement, dated as of January 1, 1999, between United Internet Technologies, Inc. and Harry Shuster

     10-55     Agreement dated July 21, 1999 between the Company and Media
               Group, Inc.

     27        Financial Data Schedule


     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 16, 1999                 UNITED LEISURE CORPORATION


                                      By: /s/ Brian Shuster
                                          -------------------------
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Financial Officer)