Form 10QSB/A
period 1999-06-30
UNITED LEISURE CORP
filed 1999-09-02
CIK 59684

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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

                             YES [__]    NO [X]

                               EXPLANATORY NOTE

This report on Form 10-QSB/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999, solely for the purpose of revising the following items in their entirety.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,            December 31,
                                                                                      1999                   1998
                                                                                  -------------          -------------
                                                                                   (Unaudited)
                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $  1,224,764           $    799,369
     Receivables                                                                        33,388                 53,153
     Prepaid expenses and other current assets                                          46,612                 78,082
                                                                                  ------------           ------------
            TOTAL CURRENT ASSETS                                                     1,304,764                930,604
                                                                                  ------------           ------------

PROPERTY AND EQUIPMENT, NET                                                            276,880                384,984
                                                                                  ------------           ------------

INVESTMENTS
     Investment in United Hotel at equity - related party                            3,386,117              3,432,452
     Investment in HEP II at equity - related party                                    700,000                700,000
     Investment in Genisys at equity - related party                                        -                 210,133
     Investment in Grand Havana at fair value - related party                           38,667                 38,667
                                                                                  ------------           ------------
            TOTAL INVESTMENTS                                                        4,124,784              4,381,252
                                                                                  ------------           ------------

OTHER ASSETS
    Loan receivable from Grand Havana - related party                                  719,015                619,298
    Due from former officer                                                            420,263                332,627
    Assets held for sale                                                             1,616,387              1,663,857
    Deposits and other assets                                                           80,137                 78,929
                                                                                  ------------           ------------
                                                                                     2,835,802              2,694,711
                                                                                  ------------           ------------
                                                                                  $  8,542,230           $  8,391,551
                                                                                  ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                $  2,622,000           $  1,900,000
     Accrued interest                                                                  555,155                406,808
     Accounts payable and accrued expenses                                             473,499                478,785
     Due to related parties                                                            168,587                107,535
     Deferred revenues                                                                 114,525                 28,060
     Deposits and other                                                                  2,611                  5,652
     Litigation settlement                                                             185,080                     -
                                                                                  ------------           ------------
            TOTAL CURRENT LIABILITIES                                                4,121,377              2,926,840
LONG-TERM DEBT                                                                         120,000                842,000
COMMON STOCK SUBJECT TO REPURCHASE - 150,001 SHARES                                    132,000                 78,000
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                       -                      -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  15,785,854 shares at June 30, 1999
        and 13,918,849 shares at December 31, 1998                                     157,858                139,188
     Additional paid-in capital                                                     26,695,498             24,844,168
     Accumulated deficit                                                           (22,684,503)           (20,438,645
                                                                                  ------------           ------------
            TOTAL STOCKHOLDERS' EQUITY                                               4,288,853              4,544,711
                                                                                  ------------           ------------
                                                                                  $  8,542,230           $  8,391,551
                                                                                  ============           ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                              Three Months Ended             Six Months Ended
                                                                         ---------------------------     -------------------------
                                                                           June 30,       June 30,         June 30,      June 30,
                                                                             1999           1998             1999          1998
                                                                         -----------     -----------     -----------   -----------
                                                                         (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)
REVENUE
     Licensing fees                                                      $   200,000     $   410,817     $   200,000       410,817
     Children's recreational activities                                      282,097         444,584         601,540       931,493
                                                                         -----------     -----------     -----------   -----------
            TOTAL REVENUE                                                    482,097         855,401         801,540     1,342,310

EXPENSES
     Direct operating expenses                                               813,379         765,211       1,517,891     1,433,581
     Selling, general and administrative expenses                            556,376         164,071         834,741       301,241
     Depreciation and amortization                                            40,989          44,391          85,827        85,514
                                                                         -----------     -----------     -----------   -----------
                                                                           1,410,744         973,673       2,438,459     1,820,336
                                                                         -----------     -----------     -----------   -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                                          (928,647)       (118,272)     (1,636,919)     (478,026)

OTHER INCOME (EXPENSE)
     Legal costs                                                                  -         (108,504)             -       (250,450)
     Equity in net income (loss) of United Hotel                             (96,476)         34,000         (46,335)     (115,000)
     Equity in net loss of Genisys                                                -               -         (210,133)           -
     Realized loss from write-down of investment in Grand Havana                  -         (946,131)             -       (946,131)
     Interest income                                                          41,806          34,263          80,001        68,708
     Interest expense                                                        (96,766)        (97,781)       (212,501)     (191,225)
     Other, net                                                               30,810          15,015         (34,971)       26,793
     Litigation settlement                                                  (185,000)             -         (185,000)           -
                                                                         -----------     -----------     -----------   -----------
            TOTAL OTHER INCOME (EXPENSE)                                    (305,626)     (1,069,138)       (608,939)   (1,407,305)
                                                                         -----------     -----------     -----------   -----------

NET LOSS                                                                  (1,234,273)     (1,187,410)     (2,245,858)   (1,885,331)
                                                                         -----------     -----------     -----------   -----------

OTHER COMPREHENSIVE LOSS
    Unrealized holding loss on securities arising during the period               -          (22,700)             -       (203,725)
    Less: reclassification adjustment for loss realized in net loss               -          946,131              -        946,131
                                                                         -----------     -----------     -----------   -----------
                                                                                  -          923,431              -        742,406
                                                                         -----------     -----------     -----------   -----------

COMPREHENSIVE LOSS                                                       $(1,234,273)    $  (263,979)    $(2,245,858)  $(1,142,925)
                                                                         ===========     ===========     ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                   15,525,854      13,918,949      14,462,851    13,302,182
                                                                         ===========     ===========     ===========   ===========

BASIC AND DILUTED LOSS PER SHARE                                         $     (0.08)    $     (0.09)    $     (0.16)  $     (0.14)
                                                                         ===========     ===========     ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                        -------------------------------
                                                                                           June 30,        June 30,
                                                                                              1999            1998
                                                                                        --------------- ---------------
                                                                                          (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $(2,245,858)    $(1,885,331)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                                    85,827          85,514
              Loss on termination of lease                                                     45,333              -
              Issuance of common stock for services                                                -           31,300
              Fair value of options granted to non-employees                                  237,700              -
              Write-down of investment in Grand Havana                                             -          946,131
              Licensing fees                                                                       -         (410,817)
              Equity in net loss of United Hotel                                               46,335         115,000
              Equity in net loss of Genisys                                                   210,133              -
              Accrual of interest income from related parties                                 (24,717)        (21,813)
              Changes in operating assets and liabilities:
                  Receivables                                                                  19,765           1,328
                  Prepaid expenses and other current assets                                    31,470         (10,683)
                  Deposits                                                                         -            2,338
                  Accrued interest                                                            148,347              -
                  Accounts payable and accrued expenses                                        66,385         640,924
                  Accrued expenses due to related parties                                      60,000          61,821
                  Deposits and other liabilities                                               (3,041)             -
                  Deferred revenues                                                            86,465         363,012
                  Litigation settlement                                                      (185,000)             -
                                                                                          -----------     -----------
                  NET CASH USED IN OPERATING ACTIVITIES                                      (990,856)        (81,276)
                                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                      (37,257)        (35,896)
     Loans receivable from Grand Havana                                                       (75,000)             -
     Advances to former officer, net                                                          (87,636)             -
     Collection of loan receivable from Grand Havana                                               -          130,000
     Deposits and other                                                                       (10,156)          1,501
                                                                                          -----------     -----------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (210,049)         95,605
                                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                                   1,500,000         229,680
     Common stock issued for warrants and options exercised                                   186,300              -
                                                                                          -----------     -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,686,300         229,680
                                                                                          -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     425,395         244,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                799,369         152,770
                                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 1,224,764     $   396,779
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

5.   COMPUTATION OF LOSS PER SHARE

                                                    For the Quarter Ended June 30, 1999
                                              ----------------------------------------------
                                                 Income            Shares         Per Share
                                               (Numerator      (Denominator)        Amount
                                              ------------     -------------     -----------
Basic loss per share:
   Net loss                                   $(1,234,273)
   Less:  accretion in the carrying amount
          of common stock subject to
          repurchase                              (27,000)
                                              -----------
   Net loss attributable to common
    stockholders                              $(1,261,273)       15,525,854          $(0.08)
                                              ===========        ==========          ======
                                                    For the Six Months Ended June 30, 1999
                                              ----------------------------------------------
                                                 Income            Shares         Per Share
                                               (Numerator      (Denominator)        Amount
                                              ------------     -------------     -----------
Basic loss per share:
   Net loss                                   $(2,245,858)
   Less:  accretion in the carrying amount
          of common stock subject to
          repurchase                              (54,000)
                                              -----------
   Net loss attributable to common
    stockholders                              $(2,299,858)       14,462,851          $(0.15)
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

     Total operating expenses increased to $1,410,744 for the quarter ended June 30, 1999, from $973,673 for the quarter ended June 30, 1998, an increase of $437,071 or approximately 44.9%. This increase was due primarily to increases in operating expenses of UIT, specifically, increased salaries and consulting fees for management, as well as for programmers, offset in part by decreased expenses for personnel related to the Company's remaining children's recreational facilities, Planet Kids.

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

     For the quarter ended March 31, 1999, the Company had a net loss of $(1,234,273) or ($0.08) per share, as compared to a net loss of $(1,187,410) or ($0.09) per share for the quarter ended June 30, 1998.


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

     Total operating expenses increased to $2,438,459 for the six months ended June 30, 1999, from $1,820,336 for the six months ended June 30, 1998, an increase of $618,123 or approximately 34.0%. This increase was due primarily to increases in operating expenses of UIT, specifically, increased salaries and consulting fees for management, as well as for programmers, offset in part by decreased expenses for personnel related to the Company's remaining children's recreational facilities, Planet Kids.

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

     For the six months ended June 30, 1999, the Company had a net loss of $(2,245,868) or ($0.16) per share, as compared to a net loss of $(1,885,331) or ($0.14) per share for the six months ended June 30, 1998.

Liquidity and Financial Condition

     The Company has experienced operating losses in recent years. For the quarter ended June 30, 1999, the Company experienced a net loss of $(1,234,273).

     The Company's working capital requirements have been and will continue to be significant. As of June 30, 1999, the Company had cash and cash equivalents of $1,224,764 and a working capital deficit of $2,816,613.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10-49 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and Brian Shuster(1)

     10-50 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and Alvin Cassel(1)

     10-51 Option Agreement dated as of January 4, 1999 between United Leisure Corporation and J. Brooke Johnston, Jr.(1)

     10-52 Option Agreement dated as of February 1, 1999 between United Leisure Corporation and Brian Shuster(1)

     10-53 Employment Agreement, dated as of January 1, 1999, between the Company and Brian Shuster, together with supplemental agreement between the Company, United Internet Technologies, Inc. and Brian Shuster(1)

     10-54 Consulting Agreement, dated as of January 1, 1999, between United Internet Technologies, Inc. and Harry Shuster(1)

     10-55 Agreement dated July 21, 1999 between the Company and Media Group, Inc.(1)

     27*       Financial Data Schedule

-----------------
 *  Filed herewith

(1) Previously filed as an exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1999, filed on August 16, 1999.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this amendment to its report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 1, 1999               UNITED LEISURE CORPORATION


                                      By: /s/ Brian Shuster
                                          -------------------------
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Financial Officer)