Form 10QSB
period 1999-09-30
UNITED LEISURE CORP
filed 1999-11-15
CIK 59684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                  Form 10-QSB

                                  -----------

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                       or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                         Commission File Number 0-6106

                                  -----------

                           UNITED LEISURE CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -----------

              Delaware                                  13-2652243
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

       1990 Westwood Boulevard                             90025
       Los Angeles, California                           (Zip Code)
 (Address of Principal Executive Offices)

      (Registrant's telephone number, including area code) (310) 441-0900

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 16,515,868 on November 10, 1999.

Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

================================================================================

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                        Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements (Unaudited)                      3

                   Consolidated Balance Sheets as of September 30, 1999 and
                   December 31, 1998                                                 3

                   Consolidated Statements of Operation and Comprehensive
                   Income (Loss) for the Three Months Ended September 30,
                   1999 and 1998 and the Nine Months Ended September 30,
                   1999 and 1998                                                      4

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1999 and 1998                                  5

                   Notes to Condensed Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                8


PART II.  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds                         11
          Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURE                                                                            13

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                September 30       December 31,
                                                                                                    1999               1998
                                                                                                ------------       ------------
                                                                                                (Unaudited)
                                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                  $    502,822       $    799,369
     Receivables                                                                                      35,962             53,153
     Prepaid expenses and other current assets                                                       111,232             78,082
                                                                                                ------------       ------------
            TOTAL CURRENT ASSETS                                                                     650,015            930,604
                                                                                                ------------       ------------

PROPERTY AND EQUIPMENT, NET                                                                          161,611            384,984
                                                                                                ------------       ------------

INVESTMENTS
     Investment in United Hotel at equity - related party                                          3,148,521          3,432,452
     Investment in HEP II at equity - related party                                                  700,000            700,000
     Investment in Genisys at equity - related party                                                       -            210,133
     Investment in Grand Havana at fair value - related party                                         38,667             38,667
                                                                                                ------------       ------------
            TOTAL INVESTMENTS                                                                      3,887,188          4,381,252
                                                                                                ------------       ------------

OTHER ASSETS
    Loan receivable from Grand Havana - related party                                                732,771            619,298
    Due from former officer                                                                          243,937            332,627
    Assets held for sale                                                                                   -          1,663,857
    Deposits and other assets                                                                         68,172             78,929
                                                                                                ------------       ------------
                                                                                                   1,044,879          2,694,711
                                                                                                ------------       ------------
                                                                                                $  5,743,693       $  8,391,551
                                                                                                ============       ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable                                                                              $  1,900,000       $  1,900,000
     Accrued interest                                                                                386,370            406,808
     Accounts payable and accrued expenses                                                         1,106,541            478,785
     Due to related parties                                                                          170,949            107,535
     Deferred revenues                                                                                36,948             28,060
     Litigation Settlement                                                                           176,842                  -
     Deposits and other                                                                                2,612              5,652
                                                                                                ------------       ------------
            TOTAL CURRENT LIABILITIES                                                              3,780,262          2,926,840
LONG-TERM DEBT                                                                                             -            842,000
COMMON STOCK SUBJECT TO REPURCHASE - 150,001 SHARES                                                        -             78,000
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                                      -                  -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  16,085,854 shares at September 30, 1999
        and 13,918,849 shares at December 31, 1998                                                   159,358            139,188
     Additional paid-in capital                                                                   26,825,998         24,844,168
     Accumulated deficit                                                                         (25,021,925)       (20,438,645)
                                                                                                ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                                             1,963,431          4,544,711
                                                                                                ------------       ------------
                                                                                                $  5,743,693       $  8,391,551
                                                                                                ============       ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                              Three Months Ended                       Nine Months Ended
                                                        -------------------------------        ---------------------------------
                                                        September 30,     September 30,        September 30,       September 30,
                                                            1999              1998                 1999                1998
                                                        -------------     -------------        -------------       -------------
                                                         (Unaudited)       (Unaudited)          (Unaudited)         (Unaudited)
REVENUE
  Licensing fees                                         $         -       $         -          $   200,000         $   410,817
  Children's recreational activities                         150,037           816,438              751,577           1,747,931
                                                         -----------       -----------          -----------         -----------
    TOTAL REVENUE                                            150,037           816,438              951,577           2,158,748

EXPENSES
  Direct operating expenses                                1,261,008           954,059            2,778,899           2,387,640
  Selling, general and administrative expenses               277,037           233,348            1,051,778             534,589
  Depreciation and amortization                               24,302            42,387              110,129             127,901
                                                         -----------       -----------          -----------         -----------
                                                           1,562,347         1,229,794            3,940,806           3,050,130
                                                         -----------       -----------          -----------         -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (1,412,310)         (413,356)          (2,989,229)           (891,382)

OTHER INCOME (EXPENSE)
  Litigation settlement                                            -         4,043,020             (185,000)          4,043,020
  Legal costs                                                 12,544          (340,190)              12,544            (590,640)
  Equity in net income (loss) of United Hotel                (87,597)          (61,000)            (133,932)           (176,000)
  Equity in net loss of Genisys                                    -                 -             (210,133)                  -
  Realized loss from write-down of investment in
   Grand Havana                                                    -                 -                    -            (946,131)
  Loss on sale of assets                                    (705,265)                              (705,265)
  Interest income                                            (80,001)           40,243                    -             108,951
  Interest expense                                          (157,961)          (97,081)            (370,462)           (288,306)
  Other, net                                                  33,168            18,525               (1,803)             45,318
                                                         -----------       -----------          -----------         -----------
    TOTAL OTHER INCOME (EXPENSE)                            (985,112)        3,603,517           (1,594,051)          2,196,212
                                                         -----------       -----------          -----------         -----------

NET LOSS                                                  (2,397,422)        3,190,161           (4,583,280)          1,304,830
                                                         -----------       -----------          -----------         -----------

OTHER COMPREHENSIVE LOSS
  Unrealized holding loss on securities arising during
   the period                                                      -                 -                    -            (203,725)
  Less: reclassification adjustment for loss realized
   in net loss                                                     -                 -                    -             946,131
                                                         -----------       -----------          -----------         -----------
                                                                   -                 -                    -             742,406
                                                         -----------       -----------          -----------         -----------

COMPREHENSIVE LOSS                                       $(2,397,422)      $ 3,190,161          $(4,583,280)        $ 2,047,236
                                                         ===========       ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      14,842,186        13,918,000           15,600,854          13,508,000
                                                         ===========       ===========          ===========         ===========

BASIC AND DILUTED EARNING (LOSS) PER SHARE               $     (0.16)      $      0.23          $     (0.29)        $      0.10
                                                         ===========       ===========          ===========         ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                             --------------------------------------
                                                                             September 30,            September 30,
                                                                                 1999                     1998
                                                                             -------------            -------------
                                                                              (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(4,583,280)              $1,304,830
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                                110,129                  127,901
    Loss on termination of lease                                                  45,333                        -
    Issuance of common stock for services                                              -                  118,300
    Fair value of options granted to non-employees                               237,700                        -
    Write-down of investment in Grand Havana                                           -                  946,131
    Loss on sale of assets                                                       705,265
    Licensing fees                                                                     -                 (410,817)
    Equity in net loss of United Hotel                                           (87,597)                 176,000
    Equity in net loss of Genisys                                                210,133                        -
    Accrual of interest income from related parties                                    -                   93,878
    Changes in operating assets and liabilities:
      Receivables                                                                 17,191                   11,364
      Prepaid expenses and other current assets                                  (33,150)                 (52,125)
      Deposits                                                                         -                   (1,335)
      Accrued interest                                                           (20,438)                       -
      Accounts payable and accrued expenses                                      627,756                 (561,018)
      Accrued expenses due to related parties                                     63,414                 (255,657)
      Litigation settlement                                                      176,842
      Deposits and other liabilities                                              (3,041)                       -
      Deferred revenues                                                            8,888                    8,081
                                                                             -----------               ----------
      NET CASH USED IN OPERATING ACTIVITIES                                   (2,524,853)               1,505,533
                                                                             -----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                            (65,584)                 (49,706)
  Distribution from United Hotel                                                 371,528
  Loans receivable from Grand Havana                                            (113,473)                       -
  Advances to former officer, net                                                 88,690                        -
  Collection of loan receivable from Grand Havana                                      -                        -
  Collections from disposition of assets held for sale and
   fixed assets                                                                1,092,088
  Deposits and other                                                              10,757                  (58,519)
                                                                             -----------               ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,384,007                 (108,225)
                                                                             -----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                         1,500,000                  229,680
  Notes payable                                                                        -                  (25,000)
  Payment on long term debt                                                     (842,000)
  Common stock issued for warrants and options exercised                         186,300                        -
                                                                             -----------               ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                  844,300                  204,680
                                                                             -----------               ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (296,547)               1,601,988
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   799,369                  152,770
                                                                             -----------               ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   502,822               $1,754,758
                                                                             ===========               ==========

         See accompanying Notes to Consolidated Financial Statements.

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the nine months ended September 30, 1999 and 1998, (b) the consolidated financial position at September 30, 1999 and (c) the consolidated cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The interim consolidated financial statements and notes are condensed and do not contain certain information included in the annual financial statements and notes of the Company. The interim consolidated financial statements and notes included herein should be read in conjunction with the year-end financial statements and notes included herein.

2.   LICENSING REVENUE

     United Internet Technologies, Inc. ("UIT"), a wholly owned subsidiary of the Company, received $200,000 as a non-refundable advance against royalties pursuant to a License Agreement entered into by UIT and World Championship Wrestling, Inc. ("WCW") as of February 23, 1999. UIT granted to WCW a limited non-exclusive license of the Technology.


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

     On July 21, 1999, the Company and Media Group, Inc. ("MGI") entered into an agreement (the "MGI Agreement") for the duplication of one million CD-ROM shrink-wrapped packages for NBC. The total order is $380,000. Pursuant to the MGI Agreement, the Company made a payment of $95,000 to MGI and delivered 150,000 shares of its Common Stock (the "MGI Shares"). The Company recorded a liability on its books for the remaining outstanding balance of $285,000. The Company further agreed to include the MGI Shares in a registration statement which the Company filed with the Securities and Exchange Commission on September 1, 1999 for the benefit of certain selling stockholders (the "Selling Stockholders' Registration Statement"). The Company has agreed to make further payments to MGI under the MGI Agreement until the full $380,000 is paid. The Company has the right to have the MGI Shares returned to the Company and to pay the $380,000 in full. If the Company does not so elect, MGI has the right to (i) put the MGI Shares to the Company and the Company will pay the balance then due under the MGI Agreement, or (ii) retain the MGI Shares and sell them pursuant to the prospectus forming a part of the Selling Stockholders' Registration Statement, in which case any amounts received by MGI over the balance due at that time shall be refunded to the Company. The Company has further agreed to pay to MGI any shortfall between the net proceeds of any sale of the MGI Shares and the balance owing under the MGI Agreement. There were no proceeds to the Company in connection with this issuance.

     During the quarter ended September 30, 1999, 150,000 shares of the Company's Common Stock subject to a repurchase agreement were recorded as equity when the repurchase requirement lapsed.

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999



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

     On June 7, 1999, the Company was sued by Hyperlock Technologies, Inc. ("Hyperlock") in the United States District Court for the Northern District of Illinois, Eastern Division. Hyperlock alleges that the Company has infringed United States Patent No. 5,892,825, (the "'825 patent") entitled, "Method of Secure Server Control of Local Media Via a Trigger Through a Network for Instant Local Access of Encrypted Data on Local Media." On October 14, 1999, Hyperlock amended its complaint to allege the infringement of an additional patent. Hyperlock is seeking an injunction against the Company and unspecified damages. Hyperlock also seeks treble damages, court costs and reasonable attorneys' fees and such other and further relief as the court may deem to be just and proper. Based on a review of the '825 patent, the Company believes that the suit is without merit. The Company believes that it has not committed any acts of infringement, and intends to defend this suit vigorously. Due to the inherent uncertainties regarding litigation, the Company can make no prediction about the outcome of the litigation.

5.   SUBSEQUENT EVENT

     In October, 1999, the Company received approximately $3,000,000 as the result of the distribution from its investment in Hotel and Casino. This distribution resulted from the sale of the real estate in Hotel and Casino.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements can be identified by the use of such words as "may," "expect," "believe," "anticipate," "intend" and similar expressions. Such statements involve risks and uncertainties that could cause the Company's actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, costs and uncertainties associated with future developments, concerns regarding the Company's liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

     Through its wholly owned subsidiary, United Internet Technologies, Inc. ("United Internet"), the Company is primarily engaged in the business of developing and licensing proprietary Internet technology and sites on the World Wide Web that incorporate the Company's technology. The Company has developed two proprietary technologies: (1) Parallel Addressing Technology and (2) Dynamic Integrated Video Overlay. The use of this technology is primarily licensed to others for their use. The Company has licensed an application for television to NBC, an application for wrestling and related activities to World Championship Wrestling, Inc. ("WCW") and travel-related applications to Genisys Reservation Systems, Inc. The Company's technology uses proprietary program instruction applications to provide a means of linking a full motion video on a user's CD-ROM or DVD-ROM drive to a site on the Web. The Company intends to pursue licensing agreements with others and may also develop its own Web sites.

     Before February 1997, the Company's primary business was to act as a developer and manager of facilities for children's recreational activities. As part of the Company's decision to reorient its business to developing and licensing its technology, it closed some of its facilities and intends to dispose of others. In August 1999, the Company sold real property located in El Cajon, California which was previously used for some of its children's recreational activities. In October 1999, the Company sold its real estate holdings in Las Vegas. As a result of the reduced operations of the Company's children's recreational activities, it had significantly fewer employees through the third quarter of 1999.

Results of Operations

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     The Company had total revenue of $150,037 in the quarter ended September 30, 1999, compared to total revenue of $816,438 for the quarter ended September 30, 1998, a decrease of $666,401 or approximately 81.6%. This decrease results primarily from lower revenue from children's recreational activities, due primarily to a decline in admissions at the Company's three Planet Kids locations, as well as the fact that Frasier's Frontier amusement park and Camp Frasier facilities did not operate at all during 1999. All of the Company's revenue in the quarter ended September 30, 1999 was provided by Planet Kids centers. Because the Company has reoriented its business to focus on its Internet technology and move away from its historical emphasis on children's recreational activities, the company expects its revenue from children's recreational activities to continue to decline in future periods. There were no licensing fees received in the quarter ended September 30, 1999.

     Total operating expenses increased from $1,229,794 for the quarter ended September 30, 1998 to $1,562,347 for the quarter ended September 30, 1999, an increase of $332,553 or approximately 27%. This increase was due primarily to increases in operating expenses of United Internet, including salaries and consulting fees for management and programmers and promoting the Company's technology. This increase was partially offset by decreased expenses for personnel related to the Company's remaining children's recreational facilities.

     For the quarter ended September 30, 1999, the Company had a net loss of $(2,397,422) or $(.16) per share as compared to net income of $3,190,161 or $.23 per share for the quarter ended September 30, 1998. This decrease in net income is primarily a result of the receipt by the Company of approximately $4 million in settlement of litigation that the Company recorded in the third quarter of 1998.

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

     The Company had total revenue of $951,577 in the nine-month period ended September 30, 1999, compared to total revenue of $2,158,748 for the nine-month period ended September 30, 1998, a decrease of $1,207,171 or approximately 55.9%. This decrease results primarily from a decrease in revenue from children's recreational activities partially offset by licensing fees received from the licensing of the Company's interactive technology to WCW in connection with its wrestling Web site.

     Total operating expenses increased from $3,050,130 for the nine-month period ended September 30, 1998 to $3,940,806 for the nine-month period ended September 30, 1999, an increase of $890,676 or approximately 29.2%. This increase was due to increases in direct operating expenses, primarily those associated with United Internet, including salaries and consulting fees for management and programmers and promoting the Company's technology.

     For the nine months ended September 30, 1999, the Company had a net loss of $(4,583,280) or $(.29) per share, as compared to net income of $2,047,236 or $.10 per share for the nine months ended September 30, 1998, a decrease of $6,630,516. This decrease of $6,630,516 is a result of the loss of approximately $705,000 on the sale of assets, a decrease in revenue from licensing fees compared to the comparable nine-month period in 1998 and a decrease in revenue from children's recreational activities. In addition, the Company received a payment of approximately $4 million in settlement of litigation in the comparable nine-month period in 1998.

Liquidity and Financial Condition

     The Company has experienced operating losses in recent years. For the three months ended September 30, 1999, the Company had cash and cash equivalents of $502,821 and a working capital deficit of $3,130,247.

     The Company's future capital requirements will depend on various factors including:

     1. The number of applications using the Company's technology that the Company wants to develop;
     2. United Internet's need to hire additional technical and marketing personnel; and
     3. The length of time that it takes the Company to dispose of its remaining children's recreational facilities and the manner of disposition.

     Effective at the close of business on December 31, 1998, the Company's Common Stock was delisted from The Nasdaq Stock Market because it did not meet the minimum bid requirement for continued listing on the Nasdaq SmallCap Market. The Company's Common Stock is now listed on the OTC Bulletin Board which may make it more difficult for the Company to offer and sell its securities to prospective investors.

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

     As of September 30, 1999, investments in and loans to affiliated companies, Grand Havana Enterprises, Inc., a Delaware corporation ("Grand Havana"), HEP II, L.P., a California limited partnership ("HEP II") and United Hotel & Casino, L.L.C., a Delaware limited liability company, totaled approximately $3,887,188 or approximately 66.5% of total assets. Grand Havana and HEP II have substantial losses and working capital deficits, creating potential liquidity risks for the Company. If these losses continue, a substantial portion of the Company's net worth would be impaired or at risk. Although management believes that it is more likely than not that the investments in and receivables from related companies are not impaired, the cumulative losses and liquidity problems of the affiliated companies create an inherent risk in these assets. In addition, at September 30, 1999, the Company had a net receivable from Harry Shuster, former President and CEO of the Company, of approximately $244,000.

     The Company expects that its primary sources for cash over the next twelve months will be its current cash and income investments, repayment of amounts previously advanced by the Company to Grand Havana and proceeds from the recently completed sales of its property in El Cajon, California and Las Vegas. After repayment of a $1.9 million note payable to Westminster Capital, Inc., the Company realized in excess of $3 million from the October 1999 sale of its real estate holdings in Las Vegas. Although the Company believes these sources will provide the Company with sufficient funds to meet the Company's anticipated working capital and capital expenditures needs for at least the next 12 months, there can be no assurance that this will be the case.

     The Company wishes to expand its development and marketing capabilities for its technology. While the continued development of some applications can be funded from internal sources, more aggressive development and marketing may require additional financing from either public or private sources. To accomplish this, the Company may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. There can be no assurance, however, that the Company will be able to acquire additional financing on favorable terms, or at all.

Year 2000 Compliance

     The Company has a Year 2000 project designed to identify and assess the risks associated with its information systems, operations, infrastructure and technology products, and customers and suppliers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project is comprised of four phases: (1) risk identification, (2) risk assessment, (3) correction and contingency development, and (4) implementation and testing. The Company's Year 2000 project is currently in the implementation and testing phase.

     The Company believes that the software products currently produced by the Company are Year 2000 compliant, although additional testing is in progress. It is not believed that there will be any adverse effects on the ability to use the interactive products being developed by the Company. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products. Based on information received from vendors so far, the Company believes that all primary software applications that the Company uses are either Year 2000 compliant or, with upgrades, will be Year 2000 compliant. The costs of the upgrades are not expected to be material.

     The Company believes that its greatest potential risks are associated with information systems and systems embedded in its operations and infrastructure, as well as its reliance on Year 2000 compliance by the Company's vendors and suppliers of operating systems and software applications. The Company is continuing to assess its operations and infrastructure and cannot yet predict whether significant additional problems will be identified. The Company has not yet determined the full extent of contingency planning that may be required if additional problems are identified.

     Based on the status of the assessments made and remediation plans developed to date, the Company is not able to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. However, the Company has not yet developed remediations for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's most reasonably likely worst case scenario involves delays in shipping of products by its vendors and suppliers. Such delays could cause the Company to experience delays in delivering its own software products. Specific contingency plans will be formulated after the Company has received information on the status of vendor and supplier Year 2000 compliance.

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

                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

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

     On July 21, 1999, the Company and Media Group, Inc. ("MGI") entered into an agreement (the "MGI Agreement") for the duplication of one million CD-ROM shrink-wrapped packages for NBC. The total order is $380,000. Pursuant to the MGI Agreement, the Company made a payment of $95,000 to MGI and delivered 150,000 shares of its Common Stock (the "MGI Shares"). The Company has recorded a liability on its books for the remaining outstanding balance of $285,000. The Company further agreed to include the MGI Shares in a registration statement which the Company filed with the Securities and Exchange Commission for the benefit of certain selling stockholders (the "Selling Stockholders' Registration Statement") on September 1, 1999. The Company has agreed to make further payments to MGI under the MGI Agreement until the full $380,000 is paid. The Company has the right to have the MGI Shares returned to the Company and to pay the $380,000 in full. If the Company does not so elect, MGI has the right to

(i) put the MGI Shares to the Company and the Company will pay the balance then due under the MGI Agreement, or (ii) retain the MGI Shares and sell them pursuant to the prospectus forming a part of the Selling Stockholders' Registration Statement, in which case any amounts received by MGI over the balance due at that time shall be refunded to the Company. The Company has further agreed to pay to MGI any shortfall between the net proceeds of any sale of the MGI Shares and the balance owing under the MGI Agreement. There were no proceeds to the Company in connection with this issuance.

     Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1   Financial Data Schedule.
__________

     (1) Form 8-K dated August 11, 1999, and filed with the Commission on August 24, 1999, with respect to the disposition of certain real property located in El Cajon, California pursuant to a Purchase Agreement entered into between the Company and Shih Ching Chiang.

     (2) Form 8-K dated October 5, 1999, and filed with the Commission on October 6, 1999, with respect to a press release announcing the extension of the expiration date of the Company's Class A Common Stock Purchase Warrants.

     (3) Form 8-K dated October 21, 1999, and filed with the Commission on October 26, 1999, with respect to a press release reporting the sale of the Company's real estate holdings in Las Vegas.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    United Leisure Corporation,
                                    a Delaware corporation


November 12, 1999                   By: /s/ Brian Shuster
                                       --------------------------------------
                                       Brian Shuster
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)