Form 10KSB40
period 1999-12-31
UNITED LEISURE CORP
filed 2000-03-28
CIK 59684

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                          ANNUAL REPORT ON FORM 10-KSB

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission file number 0-6106

                           UNITED LEISURE CORPORATION
             (Exact name of registrant as specified in it charter)


Delaware                                                                    13-2652243
(State or other jurisdiction                                                (I.R.S. Employer
of incorporation or organization)                                         Identification No.)

                   1990 Westwood Blvd., Los Angeles, CA 90025

          Issuer telephone number, including area code: (310) 441-0900

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the most recent fiscal year were $1,377,770.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 17, 2000, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $140,376,888.

     The number of shares of the Registrant's Common Stock outstanding as of March 17, 2000 was 18,815,868 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE


    Transitional Small Business Disclosure Format (Check One): Yes _____; No
                                                                             ---
X
-----

===============================================================================

                           UNITED LEISURE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                     INDEX

                                                                                                     Page
                                                                                                     -----
                                    PART I


Item 1.             Business......................................................................       3

Item 2.             Description of Property.......................................................      11

Item 3.             Legal Proceedings.............................................................      11

Item 4.             Submission of Matters to a Vote of Security Holders...........................      11

                                    PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters.........      12

Item 6.             Management's Discussion and Analysis of Financial Condition and

                    Results of Operations.........................................................      12

Item 7.             Financial Statements..........................................................      14

Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial           14
                    Disclosure....................................................................

                                   PART III

Item 9.             Directors and Executive Officers of the Registrant............................      14

Item 10.            Executive Compensation........................................................      16

Item 11.            Security Ownership of Certain Beneficial Owners and Management................      18

Item 12.            Certain Relationships and Related Transactions................................      20

Item 13.            Exhibits and Reports on Form 8-K..............................................      21


Signatures........................................................................................      24

                                     PART I

     This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about United Leisure's plans and strategies under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although United Leisure believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1. BUSINESS

General

     United Leisure Corporation ("United Leisure") has business activities in two areas. First, we operate children's indoor learning centers. This is becoming a smaller part of our operations. Second, through our wholly owned subsidiary United Internet Technologies, Inc. ("United Internet Technologies"), we develop proprietary solutions for enhancing the Internet properties of partners and clients in entertainment, e-commerce and other industries. This is a growing area of activity for us.

     Our solutions allow businesses to provide superior video functionality in combination with the Internet, provide a unique experience to consumers, help drive greater volumes of traffic to their Web sites and ultimately create greater value. The solutions that we have offered to date include:

     .   Parallel Addressing Video Technology;
     .   Dynamic Integrated Video Overlay; and
     .   Innovative Web design solutions.

     United Internet Technologies has the capability to provide a turn-key and end-to-end solution. Our capabilities include:

     .   Concept and business model development;
     .   Branding;
     .   Content production;
     .   Video development; and
     .   CD distribution.

     We have developed solutions for the following partners and clients:

     .   NBC;
     .   World Championship Wrestling, Inc.;
     .   Genisys Reservation Systems, Inc., also known as Netcruise.com; and
     .   Teen People.

     We also have investments in two affiliated companies. These investments consist of:

     . Grand Havana Enterprises, Inc. , which owns and operates private membership restaurants and cigar clubs;

     .   HEP II L.P., which is in the motion picture production business.


     United Leisure was incorporated under the laws of the State of Delaware in May 1969 under the name "Lion Country Safari, Inc." Lion Country Safari was formed to develop and operate a chain of African wildlife preserve and theme amusement parks.

     Our principal executive offices are located at 1990 Westwood Boulevard, Los Angeles, California 90025 and our telephone number is (310) 441-0900. References to United Leisure herein include United Leisure Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Background

     Before February 1997, our primary business was to develop and manage facilities for children's recreational activities. In connection with our decision to reorient our business to develop solutions for enhancing Internet properties, we closed most of our children's facilities. In August 1999, we sold real property located in El Cajon, California that had been used for children's recreational activities. In October 1999, we sold our real estate holdings in Las Vegas.


Industry Background

     Currently there are several technologies and methods to communicate and retrieve various types of information from Internet resources. The format for retrieving much of this information is satisfactory, but the length of time that it takes to transfer some audio and video content is inconvenient or unacceptable to many users.

     Originally, users were required to download audio and video content in its entirety before they could view or listen to the content. The length of time it took to accomplish this varied depending on the transmission speed of the user's modems as well as other factors. In addition, the downloaded files took up a lot of space on the user's hard disk drive.

     The development of streaming technology overcame some of these limitations. This technology allows the user to begin watching or listening to the content while it is being transmitted. To take advantage of streaming technology, the user must have a multimedia computer with certain microprocessor requirements, at least a 28.8 kbps modem and streaming media software. The streaming media software, such as RealNetwork's RealPlayer and Microsoft Windows Media Player, can be downloaded from the Internet free of charge.

     Despite these improvements, there are significant limitations with streaming technology, especialy with respect to the quality of the video images. Streaming technology is limited by available bandwidth. For example, a video streaming at 28.8 kbps will produce a jumpy or choppy video that the viewer perceives as less than full motion. In addition, streaming video is displayed in a small window on the viewer's computer screen and enlarging the image further reduces its quality. Internet congestion or losses in Internet connection may also interrupt audio and video streams.

     These factors can result in an unsatisfying experience for users of streaming technology. Increased transmission speeds will enhance the quality of the technology but industry analysts disagree as to the time frame in which transmission speeds sufficient to overcome the current limitations will be in use.

Our Solutions

     We believe that current streaming technology delivers an unsatisfying video experience because the video is limited in motion, has poor resolution, has a small viewing window and is relatively unstable. We developed our technology to permit Web site design that will integrate video in innovative ways without sacrificing quality or requiring large amounts of bandwidth. In 1998, we spent approximately $168,000 for research and development of our Internet technology. In 1999, we spent approximately $782,000 on research and development. These expenditures are included in our direct operating expenses.

     To date, we have developed the following solutions for audio and video delivery:

     Parallel Addressing Video

     This technology, which is not a broadcast, downloaded or streaming technology, uses pre-recorded audio and video that is distributed to the user on a CD-ROM or DVD-ROM. The technology equips Websites with software that allow the Web site to interact with a user's Internet browser and activate the CD-ROM or DVD-ROM. The result is a 30 frame-per-second broadcast quality, full-motion, full-screen video and audio on the user's computer, while the user is connected to the Internet.

     Unlike traditional CD-ROM or DVD-ROM multimedia products, such as interactive encyclopedias or magazines, which are completely controlled by the user from their computer, with our technology the display of the content is completely controlled from the Web site.

     Various security techniques allow the creator of the pre-recorded material to control when and how much of the material is available to the user. For example, a Web site administrator could pre-record more video than would be available on the Web site at any one time, distribute it on a CD-ROM or DVD-ROM and make it accessible by the user either in a time-released fashion or with proprietary security codes. The user's video player communicates with the Web server which creates a secure encryption key to unlock the video. Security and time-control functions exist on both the Web site and the distributed medium that allow the video to be delivered to the user in the manner that the content provider desires. Encryption keys also allow the owners of the Web sites to protect against unauthorized use or distribution of their video content.

     In addition, Parallel Addressing Video technology permits all information other than the actual pre-recorded material to be changed on the Web site. This results in a more diverse interactive experience that can change as frequently as the Web site administrator desires. As a result, the Web site content remains current and the context in which the material is viewed can be updated to maintain the user's interest.

     Dynamic Integrated Video Overlay

     This technology enhances our Parallel Addressing Video technology by allowing video that is distributed and controlled through Parallel Addressing Video technology to be integrated within a Web page. This allows special effects and videoactive interface design using a combination of video and fixed Web design tools and technologies. These innovations do not currently exist in other video formats. Combining these innovations with full motion 30 frame-per-second broadcast quality video results in a more multimedia enhanced Web page than those using traditional static elements and streaming video. For example, using Dynamic Integrated Video Overlay technology, a host can appear in full motion video on the Web page to educate or entertain the user. This technology allows the host to appear as an actual part of the video although two different sources are involved.

     Dynamic Integrated Video Overlay technology also provides functions that allow video to be combined seamlessly within the user's own Web browser software. Like Parallel Addressing Video, Dynamic Integrated Video Overlay technology is designed to work with popular browsers from both Netscape Communication Corporation and Microsoft Corporation.

     Vector Image Mapping

     We are developing a media player to incorporate additional functions and features. This includes new technology called Vector Image Mapping. This technology will enable a user to click on selected pixels within a video to create an interactive experience with that image.

Applications

     Television. In July 1999, we entered into a Master Development Agreement with the National Broadcasting Company. We mastered, reproduced and distributed 1 million CD-ROMs showcasing NBC's fall 1999 season incorporating an interactive game/contest. The CD-ROMs used our Parallel Addressing Video and Dynamic Integrated Video Overlay technologies linked to a special NBC Web site. They were distributed free in newspapers in September 1999 in six major metropolitan areas. We received a fixed fee of $100,000 for delivery of the CD-ROMs.

     Users who received a copy of the NBC disc could access the special NBC Web site and activate encrypted video to play excerpts from seven returning NBC television shows and seven new shows in the fall 1999 lineup. Users were also able to play an interactive game and participate in a contest where the first prize winner would win a spot on an NBC television show.

     Wrestling. In February 1999, we entered into a license agreement with World Championship Wrestling. Under the agreement, we granted WCW a non-exclusive license to use our Parallel Addressing Video and Dynamic Integrated Video Overlay technologies in connection with their Web site.

     The agreement provided that WCW would pay certain royalties to us based upon gross revenues from (1) banner or similar advertisements and/or sponsorships contained on or accessed through use of the CD-ROMs or other discs and (2) from full-screen, full motion trailers and/or other full-screen or full motion video and/or audio/visual advertisements that are not standard in the Internet industry and are contained on or accessed through use of the CD-ROMs or other discs.

     WCW also paid us a non-refundable advance against these royalties of $200,000.

     In August 1999, we received video content from WCW to produce a master CD-ROM containing wrestling video for use in conjunction with WCW's Web site. We produced and distributed approximately 750,000 discs in the first run. WCW began marketing CD-ROMs containing our technologies in October 1999 through four avenues:

     .   WCW's Web site at www.wcw.com;

     . WCW television broadcasts, which consist of seven prime time hours per week in major markets;

     . Live events, at which WCW had an estimated total attendance of approximately 2 million people for 1999; and

     .   Inserts in wrestling magazines.

     Travel. We developed an application of our Parallel Addressing Video technology called Netcruise(C) that allows anyone to book travel, including cruises, hotels, car rental and airline tickets from a one-stop shopping Web site at netcruise.com. In July 1998, we licensed Netcruise(C), together with all other travel-related applications of our Parallel Addressing Video technology, to a wholly owned subsidiary of Genisys Travel Reservations, Inc.

     The CD-ROMs and DVD-ROMs that Genisys distributes will contain full motion video and virtual tours of approximately seven cruise lines and approximately thirteen travel destinations. For example, a user can view staterooms, dining rooms, entertainment venues, casinos and other areas of a ship before booking a cruise. The Netcruise(C) software has full motion video and live vocal interaction and is updated with online information.

     The Netcruise(C) product will allow individuals to book every aspect of their own vacation at one time, as well as to book travel for others. The Genisys Web site will walk users through the process of booking and/or selling any travel arrangements.

     In June 1998, our wholly owned subsidiary, United Internet Technologies, Inc., granted to NetCruise Interactive, Inc., a wholly owned subsidiary of Genisys, an exclusive, worldwide and perpetual license for travel related applications of certain interactive technology. In addition, we sold Genisys certain intellectual property and computer equipment.

     As consideration for the sale, we received (1) 2,000,000 shares of common stock of Genisys, (2) a warrant to purchase up to 800,000 shares of Genisys common stock at $2.50 per share if the total pretax profits of NetCruise for the years 1999, 2000 and 2001 equal or exceed $5,000,000 and (3) a warrant to purchase up to 800,000 shares of Genisys common stock at $6.00 per share if the total pretax profits of NetCruise for the years 1999, 2000,and 2001 equal or exceed $10,000,000.

     In October 1999, United Internet, Genisys and certain of Genisys' principal stockholders entered into an agreement to restructure the transaction. Under the terms of this agreement, United Internet returned to Genisys (1) 1,100,000 shares of Genisys common stock and (2) the warrants. Genisys agreed to issue to United Internet 1,100,000 shares of Genisys Convertible Series B Preferred Stock, par value $.0001 per share, which, among other things, are automatically convertible into 1,100,000 shares of Genysis common stock upon Genisys' obtaining stockholder approval as required by Nasdaq Rule 4460. In addition, upon obtaining stockholder approval, Genisys agreed to reissue the warrants to United Internet.

     The Genisys preferred shares have a mandatory dividend of $275,000 payable on September 30, 1999, and a mandatory quarterly dividend of $68,750 beginning December 31, 1999. The Genisys preferred shares are non-voting, unless voting is required by New Jersey law. The Genisys preferred shares also carry a mandatory liquidation preference of $2,750,000 plus all accrued and unpaid dividends.

Marketing

     In June 1999, we entered into a marketing agreement with AT&T Corp. Under the agreement, AT&T granted us a non-exclusive license to distribute software of AT&T's Internet service provider service. We must distribute one million CD-ROMs or other products that combine or bundle AT&T's software with other material that we place on the discs. The agreement has a one-year term. The distributed material must meet certain technical and other specifications established by AT&T and must be tested by AT&T before distribution.

     The agreement provides that AT&T will pay us $20 for each person that switches to AT&T's Internet service provider as a result of using the AT&T software on one of our distributed CD-ROMs, provided that the user pays AT&T at least $19.95 during the first three months after registering for the service. We received no advance payment from AT&T under this agreement.

     AT&T provides technical support and customer care services for users of their service and we provide all technical support and customer care services for users of the bundled material contained on the distributed discs. AT&T has the right to approve any bundled product that contains their software.

     In July 1999, we entered into a distribution agreement with Earthlink Network, Inc. to market Earthlink's Internet service provider software on discs produced using our technology. Earthlink pays us a fixed amount for each new customer that subscribes to Earthlink in connection with using any of our discs for various services or products. The amount varies from $20 to $50 per customer depending on the number of subscribers and is cumulative from one project to the next. In addition, Earthlink paid a $40,000 nonrefundable advance against these payments. The term of the agreement is for one year with automatic renewal unless terminated by either party upon 30 to 90 days notice prior to the end of each one-year term.

     Our first distribution in connection with the Earthlink agreement was made in conjunction with the distribution of the NBC preview CD-ROMs in September 1999. These CD-ROMs contained Earthlink software and gave the user's the option to subscribe to Earthlink services. Under our agreement with NBC, we share the revenue equally with NBC after we each recoup the pro rata share of our investment.

     In November 1999, we entered into an agreement with Teen People Magazine to design and produce a 12-page "magalog" of Nordstrom fashions, accessories and beauty products and an interactive CD-ROM. The mini-catalog will serve as a self-mailer for the CD-ROM. In addition, we will include Internet Service Provider software as part of the package. Approximately 600,000 CD-ROMs were distributed in March 2000. We received revenues of approximately $700,000 in the first quarter of 2000 in connection with this agreement.

     In February 2000, we entered into an agreement with Liquid Audio, Inc. under which Liquid Audio granted us a limited, non-exclusive, worldwide, royalty-free license to reproduce, market and distribute Liquid Audio products along with the distribution of our proprietary software. The agreement continues until terminated upon 30 days written notice by either party.

Children's Recreational Activities

     We have closed most of our children's recreational facilities. In 1999, our children's recreational activities consisted of three Planet Kids operations, which are indoor multimedia interactive play learning centers for children.

     Each Planet Kids facility provides interactive multimedia educational games, exercise playgrounds, education computers, party facilities and other indoor activities to children ages three to thirteen.

     The first Planet Kids facility opened in Laguna Hills, California in July 1995 and the second facility opened in Orange, California in December 1995. A third Planet Kids facility opened in Fountain Valley, California in September 1996. See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements - Note 3 to Notes to Consolidated Financial Statements."

Patents and Trademarks

     In November 1999, we were issued a utility patent for our Parallel Adressing Video and Dynamic Intergrated Overlay Video technologies. In May 1999, we filed a patent application relating to our Dynamic Intergrated Overlay Video enhancements. We do not know if this patent will be issued, or if issued, how broad it will be. We do not believe that the failure to receive a patent for our enhancement technology will critically impair the value of our Dynamic Intergrated Overlay Video technology. We cannot be sure that any current or future patents will provide protection from infringement. Our patent
applications may also be challenged.   If challenged, we may not have adequate
resources to enforce or defend our rights. In June 1999, we were sued for patent infringement by a company that claims to have a patent for technology similar to ours. See "Legal Proceedings."

Competition

     There is significant competition in the evolving market for delivery of video content on the Internet. We have approached the delivery using different technology than that of our competitors. Our competitors, however, have substantially greater financial, marketing, personnel and other resources than we do.

     There is also significant competition for content development and broadcasting on the Internet. Our largest competitors in this area are broadcast.com and RealNetworks, Inc. These and other competitors in the content development and broadcast area, also have greater resources than we do. We expect competition in this area to remain strong and to increase further.

Government Regulation

     Although there are currently few laws and regulations that apply directly to the Internet, it is likely that new laws and regulations will be enacted in the United States and elsewhere covering a wide range of Internet-related issues. These could enclose broadcast license fees, music licensing, copyrights, privacy, pricing, sales tax and characteristics and quality of Internet services. It is also possible that laws could be passed that would apply to us in the areas of content, network security, encryption, privacy protection, electronic authentification or digital signatures, illegal or harmful content, access charges and re-transmission activities. If certain laws or regulations apply to the type of service we provide, we could be exposed to significant liabilities in connection with the content on our Web sites. We could also have liability for the content on the Web sites of our licensees.
If restrictive laws or regulations are adopted, it could also slow Internet growth and increase our cost of doing business.

     There are also uncertainties about how existing laws in other areas apply to the Internet. Some of these laws deal with issues like property ownership, libel, taxatioon, defamation and personal privacy. The majority of these laws were adopted before the widespread use of the Internet and do not address the unique nature of the Internet and related technologies.

     In 1996, Congress enacted the Communications Decency Act of 1996. Although the Supreme Court ruled that sections of this legislation that would have imposed criminal penalties for the distribution of indecent material to minors over the Internet were unconstitutional, it is possible that similar legislation could be adopted and upheld in the future. Even though we do not distribute content that the Communications Decency Act would consider illegal, it is not possible to predict how any future laws or regulations regarding indecency would be interpreted. If Internet growth is slowed as a result of restrictive legislation, the demand for our technology could be adversely impacted. We do not require our licensees to indemnify us against these potential liabilities, nor do we have insurance to cover such liabilities.

     If we are considered to be a distributor of Internet content, we could face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims. These types of lawsuits have been brought against Internet content distributors. In addition, we could be liable for the broadcast content or unauthorized duplication of broadcast content. We do not require our licensees to indemnify us against these potential liabilities, nor do we have insurance to cover such liabilities.

Employees

     As of March 17, 2000, we had 19 employees, including 14 full-time and 5 part-time employees. In addition, we had 8 full-time consultants. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     United Leisure maintains its principal executive offices in approximately 6,000 square feet of leased office space in Los Angeles under a lease with a term that expires in January 2004. The lease was entered into with 1990 Westwood Boulevard, Inc. which is owned 65% by Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and a current principal stockholder of United Leisure. United Leisure believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

     United Leisure believes that its existing leased properties are adequate for its current needs. United Leisure also believes that all of the properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

     In June 1999, we were sued by Hyperlock Technologies, Inc. In the United States District Court for the Northern District of Illinois, Eastern Division. Hyperlock alleges that we have infringed United States Patent No. 5,892,825 entitled "Method of Secure Server Control of Local Media via a Trigger Through a Netword for Instant Local Access of Encrypted Data on Local Media." In October 1999, Hyperlock amended its complaint to allege the infringement of an additional patent. Hyperlock is seeking an injunction against us and unspecified damages. Hyperlock also seeks treble damages, court costs and reasonable attorneys' fees and other relief that the court deems just and proper. In February 2000, we filed an action in California alleging that certain Hyperlock products infringe our Patent No. 5,996,000. Also in February 2000, Hyperlock filed a declaratory judgment action in Illinois alleging non-infringement, invalidity and unenforceability of our patent. Hyperlock also seeks to have the California case reassigned to thejudge who is presiding over the Illinois case. We have filed a motion to oppose the reassignment. Based on a review of Hyperlock's patent, we believe that Hyperlock's suit is without merit. We do not believe that we have committed any acts of infringement and we intend to vigorously defend this suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "UTDL." The common stock was traded on the Nasdaq SmallCap Market from November 1994 through December 1, 1998, when it was delisted for failure to meet the minimum bid requirements. The following table sets forth the high and low bid prices of the common stock for the quarters indicated as quoted on the OTC Bulletin Board. On March 1, 2000 we submitted an application to The Nasdaq Stock Market for listing on The Nasdaq National Market. Although we believe that we currently meet all the criteria for listing on the Nasdaq National Market, our application may be denied. In addition, even if we qualify for listing now, we could be delisted in the future if we fail to meet the requirements for continued listing. This could result in our being listed on the Nasdaq SmallCap Market or OTC Bulletin Board.

                                                              1998                                         1999
                                                    --------------------------                --------------------------
                                                    High                   Low                High                   Low
                                                    ----                   ---                ----                   ---

First Quarter                                     $ .375                $  .25               $1.9062               $ .2188

Second Quarter                                       .25                 .1562                 4.875                 1.375

Third Quarter                                      .3125                 .1875                 3.375                1.4688

Fourth Quarter                                       .25                 .1562                3.2812                  1.25


  The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

     As of March 17, 2000, there were approximately 2,365 holders of record of United Leisure common stock.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of the Board of Directors of United Leisure and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Net Revenues. For the fiscal year ended December 31, 1999, we had revenues of $1,377,770 compared to revenues of $2,443,601 for the fiscal year ended December 31, 1998, a decrease of $1,065,831 or approximately 44%. The decrease in revenues for fiscal 1999 compared to fiscal 1998 is primarily due to reduced revenues from our children's recreational activities.

     Operating Expenses. Total costs and expenses increased to $3,087,736 for the fiscal year ended December 31, 1999 from $2,526,007 for the fiscal year ended December 31, 1998, an increase of $561,729 or approximately 22%. The increase is mainly due to increases associated with United Internet Technologies, including salaries and consulting fees in connection with developing and promoting our technology. This increase was partially offset by decreased expenses for personnel at our children's recreational facilities. Selling, general and administrative expenses were $2,227,079 for the year ended December 31, 1999 compared to $1,133,405 for the year ended December 31, 1998, an increase of $895,674 or approximately 67%. Depreciation and amortization for the year ended December 31, 1999 was $128,019 compared to $171,623 for the year ended December 31, 1998, a decrease of $43,604 or approximately 25%.

     For the year ended December 31, 1999, we had a net loss of $4,181,747 or $(0.27) per share, compared with a net loss of $514,839 or $(0.04) per share for the year ended December 31, 1998. The net loss for the year ended December 31, 1999 is primarily attributable to an increase in expenses in connection with our Internet business, partially offset by the sale of real estate holdings.

     Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

     Net Revenues. Total revenues for the fiscal year ended December 31, 1998, were $2,443,601 compared to revenues of $2,899,141 in the fiscal year ended December 31, 1997, a decrease of $445,540 or approximately 15.4%. The decrease in revenues is primarily due to reduced revenues from our children's recreational activities.

     Revenues from children's activities decreased to $2,032,784 for the fiscal year ended December 31, 1998 from $2,802,342 for the fiscal year ended December 31, 1997, a decrease of $769,558 or approximately 27.4%. This was due primarily to decreased attendance at our children's facilities partially offset by revenues from the licensing of our proprietary Internet technology of $410,817.

     Operating expenses. Total cost and expenses, excluding impairment losses, decreased to $4,029,035 for the fiscal year ended December 31, 1998 from $5,825,624 for the fiscal year ended December 31, 1997, a decrease of 1,796,058 or approximately 30.8%. This decrease was due primarily to decreases in occupancy expenses and selling, general and administrative expenses associated with terminating our ground lease operations in February 1997. In addition, depreciation and amortization for the fiscal year ended December 31, 1998 was $171,623 for the fiscal year ended December 31, 1998 compared to $747,282 for the fiscal year ended December 31, 1997, a decrease of 575,659 or approximately 77%. This decrease was the result of an impairment loss of $3,862,554 taken in the fiscal year ended December 31, 1997.

     For the fiscal year ended December 31, 1998, we had net loss of $514,839 or ($0.04) per share compared to $7,313,545 or ($0.59) per share for the fiscal year ended December 31, 1997. The net loss in 1997 was primarily attributable to the impairment losses in the amount of $3,862,554 related to our Planet Kids operations and legal expenses in connection with litigation. In addition, we received only two months of revenues from our ground lease prior to its expiration in February 1997.

     We incurred legal expenses of $603,183 in the fiscal year ended December 31, 1998 compared to $716,291 in the fiscal year ended December 31, 1997. In addition, we wrote down $1,464,262 of various investments and equity in net losses of investees of $475,881 in the fiscal year ended December 31, 1998. This was offset by an extraordinary gain of $4,043,020 as settlement in connection with certain litigation.

Liquidity and Capital Resources

     We have experienced operating losses in recent years. For the year ended December 31, 1999, we had cash and cash equivalents of $1,198,059 and an accumulated deficit of $24,620,392.

     Our future capital requirements will depend on various factors including:

     1. The number of applications using our technology and solutions that we decide to develop;
     2. United Internet Technologies' need to hire additional technical and marketing personnel; and
     3. The length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.

     Effective at the close of business on December 31, 1998, our common stock was delisted from The Nasdaq Stock Market because it did not meet the minimum bid requirement for continued listing on the Nasdaq SmallCap Market. Our common stock is now listed on the OTC Bulletin Board which may make it more difficult for us to offer and sell our securities to prospective investors. In March 2000, we submitted an application to The Nasdaq Stock Market for listing on the Nasdaq National Market. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     If we are unable to raise additional funds, when needed, through the private placement of our securities, we may seek financing from affiliated or
unaffiliated third parties.   Such financing, however, may not be available when
and if
it is needed, or if available, it may not be available on acceptable terms. If we are unable to sell our securities or obtain financing to meet our working capital needs and to repay indebtedness as it becomes due, we may have to consider such alternatives as selling or pledging portions of our assets, among other possibilities, in order to meet such obligations.

     As of December 31, 1999, investments in and loans to affiliated companies, Grand Havana and HEP II, L.P., totaled approximately $981,000 or approximately 27% of total assets. In addition, at December 31, 1999, we had a net receivable from Harry Shuster, former President and CEO of United Leisure, of approximately $81,027. See "Certain Relationships and Related Transactions."

     Although we believe that our current cash and income investments, repayment of amounts previously advanced by us to Grand Havana, proceeds from the sale of our property in El Cajon, California and Las Vegas and the proceeds from our private placement in the first quarter of 2000 will provide us with sufficient funds to meet our anticipated working capital and capital expenditures needs for at least the next 12 months, this may not be the case.

     We intend to expand the development and marketing capabilities for our technology. While the continued development of some applications can be funded from internal sources, more aggressive development and marketing may require additional financing from either public or private sources. To accomplish this, we may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. We may not be able to acquire additional financing on favorable terms, or at all.

Recent Developments

     In January 2000 we completed a private placement of our securities in which we issued an aggregate of 2,240,000 shares of common stock to six investors for a total of $5.6 million. We intend to use the proceeds for the operations of our wholly owned subsidiary, United Internet Technologies.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplemental data required by this Item 7 follow the index to financial statements appearing at Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Directors and Executive Officers

     Set forth in the table below are the names, ages and positions of the current directors and executive officers of United Leisure. Ages are shown as of December 31, 1999. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the United Leisure Board. None of the executive officers has any family relationship to any director or any other executive officer of United Leisure.

                                                         Positions Currently Held
Name                                   Age                 With United Leisure                 Director Since
----                                   ---      --------------------------------------------   --------------

Brian Shuster                         41        Chief Executive Officer, President,                  1996
                                                Chairman of the Board and Director

Julie Lepere                          39        Secretary                                            - -

                                     -14-



Alvin Cassell                         85        Director                                             1969

J. Brooke Johnston, Jr.               59        Director                                             1996

Alvin Alexander                       70        Director                                             1975

     Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of United Leisure.

     Brian Shuster has served as a director of United Leisure since May 1996 and as Chief Executive Officer and President of United Leisure since May 1999. From March 1997 to May 1999, he also served as Executive Vice President of United Leisure. From July 1998 through August 1999, Mr. Shuster also served as a director of Genisys Reservation Systems, Inc. From 1993 through 1995, Mr. Shuster served as President of Beverly Hills Producers Group, an independent motion picture production company.

     Julie Lepere has served as Secretary of United Leisure since May 1999. Prior to that, since 1984, Ms. Lepere served as assistant to our Vice President and Controller. In addition, Ms. Lepere served as administration director for our children's recreational facilities from 1984 through 1988.

     Alvin Cassell has served as a director of United Leisure since March 1969. Mr. Cassell is of counsel to the law firm of Broad and Cassell, Miami, Florida. He has been engaged in a general civil law practice for more than 60 years. Mr. Cassell is also a director of Grand Havana Enterprises, Inc., one of our affiliates.

     J. Brooke Johnston, Jr. has served as a director of United Leisure since May 1996. Mr. Johnston is a partner of the law firm of Baker, Johnston & Wilson, LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama, where he practiced securities law for over 17 years. Mr. Johnston is also a director of Grand Havana Enterprises, Inc.

     Alvin Alexander has served as a director of United Leisure since 1975. Mr. Alexander has served as President of Skip Alexander Productions, which develops games shows and other television properties, for over five years.

Significant Employees

     The following individuals are significant employees of our subsidiary, United Internet Technologies:

     Jay Dunn, 34, has served as Creative Director of Motion Graphics Programming since October 1998. From 1997 through October 1998, Mr. Dunn designed motion graphic videos for the "Eyes of the Nation" project for the Library of Congress. From 1992 through 1997, he was a freelance computer motion graphics consultant. Mr. Dunn studied computer arts and sciences at Ohio State University. From 1983 through 1989, Mr. Dunn served in the United States Navy, performing the duties of electronics technician and nuclear reactor operation.

     Robert Eady, 27, has served as Senior Programming Consultant since September 1997, supervising the creation and implementation of applications of our technology and providing other software design and operations services. From February 1996 through August 1997, he served as Manager of Internet Product/Service Development for Positive Developments Limited, an Internet and
commercial software firm.   From May 1994 through December 1995, he was a
Computer Services Administrator in the Planning & New Programs Department of Cognos Corporation. From September 1993 through March 1994, he was the principal consultant for Eady & Associates, providing computer communications and software consulting services.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period through December 31, 1999, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth all compensation received for services rendered to United Leisure in all capacities for the three fiscal years ended December 31, 1999 by our Chief Executive Officer during fiscal 1999 and the most highly compensated executive officers at the end of fiscal 1999.

                                 SUMMARY COMPENSATION TABLE

                                                            Annual                           Long Term Compensation
                                                         Compensation                        ----------------------
                                                         ------------

Name and Principal Positions                                 Year             Salary         Securities and Underlying Options
----------------------------                                 ----             ------         ---------------------------------
Harry Shuster(1)                                             1999            $330,703                  2,606,950(2)
     Chairman of the Board,                                  1998             300,663
     President, Chief Executive Officer and Chief            1997             273,330
     Financial Officer
Brian Shuster(3)                                             1999            $240,000                    300,000
     Chairman of the Board,                                  1998                -  -
     President, Chief Executive Officer, Chief               1997                -  -
     Financial Officer and
     Executive Vice President
------------

     (1) Effective May 24, 1999, Harry Shuster resigned as a director and from all positions as an officer.

     (2) Of this amount, an option to purchase 2,100,000 shares was granted to Harry Shuster in connection with a guaranty by Harry Shuster to collateralize certain of our corporate debt. See "Certain Relationships and Related Transactions."

     (3) Effective May 24, 1999, Brian Shuster was appointed to serve as Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Stock Option Grants

     This table shows information regarding stock option grants made to each of our Named Executive Officers who received options during the fiscal year ended December 31, 1999. All of the option were issued at not less than the fair market value of our common stock on the date of the grant and are 100% vested.

                     OPTION/SAR GRANTS IN LAST FISCAL YEARS

                                                    Percent of Total
                         Number of                  Options/SARS
                         Securities                 Granted to
                         UnderlyingOptions/         Employees in Fiscal     Exercise Price
Name                     SARs Granted (3)           Year                        ($/sh)           Expiration
==================================================================================================================
 Brian Shuster               100,000                 26.7%                      $.23          January 1,  2004
                             200,000                 51.7%                      $.35          February 1, 2004

     This table shows information regarding unexercised options held by our Named Executive Officers. No options were exercised during the fiscal year ended December 31, 1999.



                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                Number of Unexercised Options at   Value of Unexercised In The Money Options
                                     December 31, 1999                     at December 31, 1999(1)

Name                           Exercisable         Unexercisable         Exercisable         Unexercisable
=============================================================================================================
Brian Shuster                  650,000                   --               $1,919,000               --
------------

   (1) Represents the difference between market price or our common stock and the respective exercise prices of the options at December 31, 1999. Actual values which may be realized, if any, upon any exercise of these options will be based on the market price of our common stock at the time of any exercise and are therefore dependent upon future performance of our common stock.

Consulting and Employment Agreements

     United Internet Technologies and Brian Shuster entered into a five-year employment agreement dated as of January 1, 1999. Under this employment agreement, Mr. Shuster is employed as the President of United Internet Technologies at an initial base salary of $240,000 per year. United Internet Technologies may offset up to $5,000 per month of Mr. Shuster's base salary from payment he receives under his oral consulting arrangement. See "Certain Relationships and Related Transactions." The employment agreement provides for annual 10% increases in Mr. Shuster's base salary. The employment agreement is automatically extended for one-year unless either party provides written notice of termination at least 60 days before the end of the first year of the current five-year period. The employment agreement also provides that any inventions developed by Mr. Shuster during his employment by United Internet Technologies that relate to the business of United Internet Technologies , will remain United Internet Technologies' property. The employment agreement also contains a confidentiality provision. Mr. Shuster is permitted to engage in outside business activities to the extent that these obligations do not interfere with his duties to United Internet Technologies.

     Prior to becoming President and Chief Executive Officer of our company in May 1999, Brian Shuster provided certain consulting services to us and received $5,000 per month in consulting fees. The consulting agreement is an oral arrangement, which may be terminated by either party upon 30 days notice. Amounts received by Brian Shuster under this arrangement up to $5,000 per month are credited against payment made to him under his employment agreement with United Internet Technologies.

     We entered into a consulting agreement with Harry Shuster in June 1994. Under this agreement, Harry Shuster served as President, Chief Executive Officer and a director. In 1998, we accrued base compensation to Mr. Shuster of $300,663. In June 1999, the consulting agreement was amended to provide that Mr. Shuster will be paid $5,000 per month and the balance of his compensation will be applied to offset amounts that he owes to United Leisure. The agreement terminates upon Mr. Shuster's death or breach of the agreement.

     We entered into a consulting agreement with C4 Design, a division of 1150250 Inc., in September 1998. Under this consulting agreement, C2 has made the services of Robert Eady available to United Internet Technologies for a five-year period, beginning September 1, 1998. Mr. Eady's responsibilities include planning, implementing and configuring real-time interactive software andhardware systems for Internet applications and other functions associated with the development of applications of our technology. Mr. Eady receives $75,000 per year for the first year of the consulting agreement, with annual increases of 10% effective on each anniversary date of the consulting agreement. The consulting agreement also provides that any inventions developed by Robert Eady during his work for United Internet Technologies which relate to the business of United Internet Technologies, will remain United Internet Technologies' property. The consulting agreement also contains a confidentiality provision.

Stock Options

     On December 31, 1999, there were outstanding presently exercisable non-qualified stock options to purchase a total of 900,000 shares of our common stock held by our officers and directors. Of this amount, 650,000 were held by Brian Shuster, our Chairman of the Board, President and Chief Executive Officer, and the balance were held by the other directors of our company, at option prices ranging from $.25 to $1.75 per share. See "Security Ownership of Certain Beneficial Owners and Management."

     All non-qualified stock options that we have issued to our directors and executive officers are in substantially the same form. All options have a term which expires on December 31, 2000, except for options granted during 1998, which have a term of five years from date of grant (expiring in September 2003), and are immediately exercisable as to all of the shares of our common stock covered by the option. The option price is the fair market value of our common stock as of the date of grant. Each option terminates at the end of 90 days following termination of association with or employment by us for any reason other than death, or at the end of one year in the event termination is caused by death.

     In addition to the non-qualified stock options held by our directors and executive officers on December 31, 1999, there were outstanding non-qualified options to purchase a total of 560,000 shares of our common stock held by third parties. All of these non-qualified options are in substantially the same form as those issued to our directors and executive officers, except that generally they are not terminable until they expire. These options have exercise prices ranging from $.23 to $1.75 and expire from December 31, 2002 through September 29, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of United Leisure common stock as of December 31, 1999, (a) by each person who is known by United Leisure to own beneficially more than 5% of the its common stock, (b) by each of United Leisure's directors and (c) by all officers and directors of United Leisure as a group:

                                                                                            Percentage
Name and Address                                            Number of Shares                Ownership
of Beneficial Owner(1)                                 Beneficially Owned  (2)(3)           of Class(3)
------------------------                               --------------------------           -----------
Brian Shuster                                                1,050,300  (4)                     5.4%
Alvin Cassell                                                  260,100  (5)                     *
J. Brooke Johnston, Jr.                                        105,000  (6)                     *
Alvin Alexander                                                 10,000                          *
Harry Shuster                                                5,879,933  (7)                     *
Klaus Helbert (8)                                            1,861,000  (9)                     9.9%
Bural, Inc. (10)                                             1,375,000  (11)                    7.3%
Wolfgang Biehler (12)                                        1,299,000  (13)                    6.9%
Rainer Umbach  (14)                                          1,299,000  (13)                    6.9%
All officers and directors                                   1,353,121                          6.9%
  as a group (4 people)
------------

*1ess than 1%

   (1) Each person's address is c/o United Leisure, 1990 Westwood Boulevard, Los Angeles, California 90025, unless otherwise noted.

   (2) Unless otherwise indicated, United Leisure believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

   (3) A person is deemed to be the beneficial owner of Common stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised.

   (4) Includes 80,000 shares held by Brian Shuster as trustee of each of Bennett Shuster Trust, Bentley Shuster Trust and Blake Shuster Trust and 300 shares held by Nita Shuster and Brian Shuster. Also includes an option to purchase 650,000 shares of common stock.

   (5) Includes 110,100 shares of common stock held by Koorn N.V., a Netherlands Antilles corporation of which Mr. Cassell is a managing director and of which he may deemed to be the beneficial owner. Also includes options to purchase 150,000 shares of common stock. See footnote 7.

   (6) Includes an option to purchase 100,000 shares of common held by a law firm in which Mr. Johnston was a partner, Mr. Johnston disclaims beneficial ownership as to 50,000 of these shares.

   (7) Includes 111,000 shares of common stock held by Koorn N.V., all of whose capital stock is owned by Mr. Shuster. Also includes 125,000 shares of common stock held by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita Shuster and Bardene Anne Shuster, 300 shares owned by Nita Shuster and Brian Shuster, and 300 shares owned by Nita Shuster and Stanley Shuster, of which Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 2,606,950 shares of our common stock and 3,037,583 shares of our common stock owned directly by Mr. Shuster. Also does not include an aggregate of 480,000 shares of our common stock owned by trusts of which Mr. Shuster's adult children are the beneficial owners. Until May 24, 1999, Mr. Shuster served as Chairman of the Board, President, Chief Executive Officer and a director of United Leisure.

   (8) Mr. Helbert's address is Postfach 3012, 6519 Wiesbaden, Germany.

   (9) Includes warrants to purchase 112,000 shares of common stock.

   (10) Bural, Inc.'s address is c/o Dr. Hans Urlich Stucki, Talacker 50, 8001 Zurich, Switzerland.

   (11) Includes warrants to purchase 200,000 shares of common stock.

   (12) Mr. Biehler's address is Am Ohlendortum 31, 22149 Hamburg Germany.

   (13) Includes warrants to purchase 475,000 shares of common stock.

   (14) Mr. Umbach's address is Alter Landstr. 272, Hamburg 22391 Germany.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions with Harry Shuster. In prior years, Harry Shuster advanced working capital to us at the prime rate plus 3%. These advances were secured by our rights under various sublease arrangements in connection with our children's recreation activities. In June 1995, Mr. Shuster converted advances in the amount of $649,800, excluding accrued interest of $789,649, into equity, by exercising options to purchase 755,550 shares of our common stock. Mr. Shuster has deferred payment of certain of the interest due to him under this loan arrangement and certain amounts due to him under his consulting agreement. We have also advanced money to Mr. Shuster from time to time. At December 31, 1999, we had a net receivable from Mr. Shuster of approximately $81,000.

     From October 1, 1997 through May 31, 1999, we accrued rent, including homeowner association dues, payable to Harry Shuster in the amount of $49,551, for an apartment which he owns and which he and Brian Shuster use while in New York City on company business. Since June 1, 1999, we have accrued rent and homeowner association dues in the amount of $300 per day for each day of use by Harry Shuster or Brian Shuster. We believe that this rent is at least as favorable as the cost of comparable housing over the significant period of time that Messrs. Shuster have been in New York City on business.

     Lease of Office Premises. On January 1, 1999, we entered into a five-year lease with 1990 Westwood Boulevard, Inc. This agreement was amended on May 1, 1999 and covers approximately 6,000 square feet of office space for our principal executive offices. The lease provides for rent of $10,500 per month. 1990 Westwood Boulevard, Inc. is presently owned 65% by Harry Shuster, our former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and a principal stockholder of United Leisure. We believe that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor.

     Transactions With Grand Havana. On September 30, 1998, in replacement of a previous loan to Grand Havana, United Leisure agreed to make a new installment loan to Grand Havana of up to $1,250,000, for which Grand Havana executed and delivered a secured promissory note. The promissory note is secured by a first lien on the assets of Grand Havana.

     The initial loan advance under the promissory note was $607,154, which represents the principal amount due under the previous note of $536,000, together with accrued interest of $71,154. The promissory note was due and payable on March 31, 1999, which due date was first extended to April 30, 2000.

     As of December 31, 1999, we held 966,666 shares of Grand Havana's common stock.

     Transactions With HEP II, L.P. In April 1996, we acquired 50% of the limited partnership interests in HEP II, L.P. The general partner of HEP II is United Film Distributors, Inc. of which Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and
director of United Leisure is the Chairman of the Board.   Harry Shuster's son,
Brian Shuster, is the President of United Film Distributor. At December 31, 1999, we had a $100,000 investment in HEP II, L.P.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          --------

    EXHIBIT
     NUMBER            DESCRIPTION
    -------            -----------
     2.1                Asset Purchase Agreement dated June 30, 1998 by and among United Leisure
                        Interactive, Inc., Net Cruise Interactive, Inc., Genysis Reservation Systems,
                        Inc. and United Leisure Corporation (incorporated by reference to Exhibit 2.1 of
                        United Leisure's Current Report on From 8-K dated July 23, 1998, as amended by
                        United Leisure's Amendment No. 1 to Current Report on Form 8-K dated November 4,
                        1998 (the "Form 8-K/A")).

     2.2                Agreement date October 27, 1998 by and among United Internet Technologies, Inc.
                        Genisys Reservation Systems, Inc. Warren D. Bagatelle, Loeb Holding Corporation,
                        Loeb Partners Group. HSB Capital, David W. Sass, Mark A Kenny, Hohn H. Wasko,
                        Hoan E. Wasko, Lawrence E. Burk and S. Charels Tubak (incorporated by reference to Exhibit 2.2 of the Form 8-K/A).

     3.1                Restated Certificate of Incorporation of United Leisure (incorporated by reference to Exhibit 3.1 of United Leisure's Form SB-2 (File No. 33-81074 (the
                        "SB-2")).

     3.2                Bylaws of United Leisure (incorporated by reference to Exhibit 3.2 of the SB-2).

     4.1                Warrant Agreement, dated November 18, 1994 between United Leisure and OTR, Inc.
                        (incorporated by reference to Exhibit 4.1 of the SB-2).

     4.2                Form of Warrant to Purchase Common Stock in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit (incorporated by reference to Exhibit 4.3 of the SB-2).

    10.1                Stock Option Agreement dated December 7, 1990, between United Leisure and
                        Haskell Slaughter Young & Johnston, Professional Association, (incorporated by reference to Exhibit 10.5 of the SB-2).

    10.2                Stock Option Agreement dated December 7, 1990, between United Leisure and Alvin
                        Cassel (incorporated by reference to Exhibit 10.6 of the SB-2.)

    10.3                Stock Option Agreement dated April 22, 1988, between United Leisure and Alvin
                        Cassel as extended by Extension of Option Agreement, dated April 20, 1993, between United Leisure and Alvin Cassel.  (incorporated by reference to Exhibit
                        10.10 of the SB-2).

    10.4                Stock Option Agreement dated October 7, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.12 of the SB-2).

    10.5                Stock Option Agreement dated November 17, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.13 of the SB-2).

    10.6                Stock Option Agreement dated December 5, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.14 of the SB-2).

    10.7                Stock Option Agreement dated July 24, 1987, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.16 of the SB-2).

    10.8                Option Agreement dated as of April 22, 1988, between United Leisure and Haskell
                        Slaughter Young & Johnston covering United Leisure, Extension of Option
                        Agreement, dated April 20, 1993 between United Leisure and Haskell Slaughter
                        Young & Johnston, Professional Association (incorporated by reference to Exhibit
                        10.17 of the SB-2).

    10.9                Promissory Note dated June 1, 1985, by  Lion County Safari Inc. in the principal amount of $973,927 drawn to the order of Harry Shuster  (incorporated by reference to Exhibit 10.23 of the SB-2).

    10.10               Stock Option Agreement, dated February 22, 1989, between United Leisure and
                        Tactron Liquidating Trust (incorporated by reference to Exhibit 10.27 of the
                        SB-2).

      10.11             Stock Option Agreement, dated February 22, 1989, between United Leisure and
                        Lindsey & Associates, Inc.  (incorporated by reference to Exhibit 10.28 of the
                        SB-2).

      10.12             Form of Indemnity Agreement entered into by United Leisure with each of its directors (incorporated by reference to Exhibit 10.35 of the SB-2).

      10.13             Stock Option Agreement, dated September 23, 1993, between United Leisure and
                        Alvin Cassel (incorporated by reference to Exhibit 10.41 of the SB-2).

      10.14             Standard Retail/Office Complex Lease dated October 12, 1994, between PSA
                        Properties and Planet Kids, Inc., (incorporated by reference to Exhibit 10.32 of
                        United Leisure's Amendment No. I to Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995 (the "1995 10-KSB")).

      10.15             Commercial Lease among Eastrich Multiple Investor Fund, L.P., Midland Loan
                        Services, L.P. et al., and Planet Kids, Inc., effective August 9, 1995 and Rider thereto (incorporated by reference to Exhibit 10.33 of the 1995 10-KSB).

      10.16             Lease dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and
                        Addendum thereto (incorporated by reference to Exhibit 10.34 of the 1995 10-KSB).

      10.17             Territory Rights Agreement between Planet Kids, Inc., and PT Planet Kidsindo
                        (incorporated by reference to Exhibit 10.35 of the 1995 10-KSB).

      10.18             Financing Agreement dated as of February 12, 1997, between United Leisure and
                        Grand Havana Restaurants, Inc. (incorporated by reference to Exhibit 10.36 of
                        United Leisure's Annual Report on Form 10-KSB for the fiscal year ended December
                        31, 1996 (the "1996 10-KSB")).

      10.19             Financing Agreement dated as of September 10, 1996, between United Leisure and
                        Grand Havana Enterprises, Inc. (incorporated by reference to Exhibit 10.37 the
                        1996 10-KSB).

      10.20             Option Agreement dated as of September 22, 1998, between United Leisure and
                        Brian Shuster (incorporated by reference to Exhibit 10.45 of the United
                        Leisure's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                        1998 (the "September 30, 1998 10-QSB")).

      10.21             Option Agreement dated as of September 30, 1998, by and between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.46 of the September
                        30, 1998 10-QSB).

      10.22             Option Agreement dated as of January 4, 1999 between United Leisure and Brian
                        Shuster (incorporated by reference to Exhibit 10.49 of United Leisure's
                        Quarterly Report on Form 10-QSB for the period ended June 30, 1999 (the "June
                        30, 1999 10-QSB")).

      10.23             Option Agreement dated as of January 4, 1999, between United Leisure and Alvin
                        Cassel (incorporated by reference to Exhibit 10.50 of the June 30, 1999 10-QSB).

      10.24             Option Agreement dated as of January 4, 1999 between United Leisure and J.
                        Brooke Johnston (incorporated by reference to Exhibit 10.51 of the June 30, 1999
                        10-QSB).

      10.25             Option Agreement dated as of February 1, 1999, between United Leisure and Brian
                        Shuster (incorporated by reference to Exhibit 10.52 of the June 30, 1999 10-QSB).

      10.26             Employment Agreement dated as of January 1, 1999 between United Leisure and
                        Brian Shuster, together with supplemental agreement between the Company, United
                        Internet Technologies, Inc. and Brian Shuster (incorporated by reference to
                        Exhibit 10.53 of the June 30, 1999 10-QSB).

      10.27             Consulting Agreement dated as of January 1, 1999, between United Internet
                        Technologies and Harry Shuster (incorporated by reference to Exhibit 10.54 of the June 30, 1999 10-QSB).

      10.28             Agreement dated as of July 21, 1999 between United Leisure and Media Group, Inc.
                        (incorporated by reference to Exhibit 10.55 of the June 30, 1999 10-QSB).

      10.29             Purchase Agreement and Escrow Instructions dated as of June 10, 1999, between
                        United Leisure and Shih Ching Chiang, as amended on August 7, 1999
                        (incorporated by reference to Exhibit 10.1 of United Leisure's Current Report on
                        Form 8-K dated August 23, 1999).

      10.30             Total Access Software Distribution Agreement between Earthlink Network, Inc.
                        and United Internet Technologies, Inc. together with related letter agreement dated July 21, 1999 (incorporated by reference to Exhibit 10.42 of United Leisure's
                        Registration Statement on Form SB-2 (File no. 333-86335) filed with the Commission on September 1, 1999 (the "1999 SB-2")).

      10.31+            Agreement dated as of June 1, 1999 between United Leisure Corporation and Harry
                        Shuster, amending Amended and Restated Consulting Agreement dated as of June 1,
                        1994 (incorporated by reference to Exhibit 10.33 of the 1999 SB-2).

      10.32*            Software License and Distribution Agreement dated June 15, 1999 between United
                        Internet Technologies and AT&T Corp.

      10.33*            Letter Agreement dated November 19, 1999 between United Internet Technologies and Teen People Magazine.

      10.34*            Distribution Agreement dated February 2, 2000 between United Internet
                        Technologies and Liquid Audio, Inc.

      21.1*             Subsidiaries of United Leisure

      23.1*             Consent of Hollander, Lumer & Co., LLP

      27.1*             Financial Data Schedule

      * Filed herewith.
      + Management contract or compensatory plan required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

      (b)  Reports on Form 8-K.
           -------------------

      None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          UNITED LEISURE CORPORATION


         By:/s/BRIAN SHUSTER
         ----------------
         Brian Shuster
         President, Chief Executive Officer and Director

         Date: March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                   SIGNATURE                                                  TITLE
                   ---------                                                  -----
       /s/   BRIAN SHUSTER                                    Chairman of the Board, President, Chief Executive Officer
      ----------------------------------------
             Brian Shuster                                      Executive Vice President and  Chief Financial Officer

                                                                     (Principal Financial and Accounting Officer)

      /s/   ALVIN CASSEL
     -----------------------------------------
            Alvin Cassel                                                        Director


      /s/   J. BROOKE JOHNSTON, JR.
     -----------------------------------------
            J. Brooke Johnston, Jr.                                             Director


      /s/   ALVIN ALEXANDER
     -----------------------------------------
            Alvin Alexander                                                     Director



                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                  ----
Report of Independent Auditors                                                                     F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                                          F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
     for the years ended December 31, 1999 and 1998                                                F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998     F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998               F-5

Notes to Consolidated Financial Statements                                                         F-7

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
United Leisure Corporation

     We have audited the accompanying consolidated balance sheets of United Leisure Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                        HOLLANDER, LUMER & CO. LLP

Los Angeles, California
March 17, 2000

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                                                     1999               1998
                                                                                                 ------------       ------------
                                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                   $  1,998,059       $    799,369
     Receivables                                                                                       88,540             53,153
     Deferred production cost                                                                         115,027                  -
     Prepaid expenses and other current assets                                                         75,208             78,082
                                                                                                 ------------       ------------
            TOTAL CURRENT ASSETS                                                                    2,276,834            930,604
                                                                                                 ------------       ------------
PROPERTY AND EQUIPMENT, NET                                                                           181,765            384,984
                                                                                                 ------------       ------------

INVESTMENTS
     Investment in United Hotel at equity - related party                                                   -          3,432,452
     Investment in HEP II at equity - related party                                                   100,000            700,000
     Investment in Genisys at equity - related party                                                        -            210,133
     Investment in Grand Havana at fair value - related party                                         101,500             38,667
                                                                                                 ------------       ------------
            TOTAL INVESTMENTS                                                                         201,500          4,381,252
                                                                                                 ------------       ------------

OTHER ASSETS
    Loan receivable from Grand Havana - related party                                                 779,680            619,298
    Due from former officer                                                                            81,027            332,627
    Assets held for sale                                                                                    -          1,663,857
    Deposits and other assets                                                                          61,689             78,929
                                                                                                 ------------       ------------
                                                                                                      922,396          2,694,711
                                                                                                 ------------       ------------
                                                                                                 $  3,582,495       $  8,391,551
                                                                                                 ============       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                                                               $          -       $  1,900,000
     Accrued interest                                                                                       -            406,808
     Accounts payable and accrued expenses                                                            751,976            478,785
     Due to related parties                                                                            95,387            107,535
     Deferred revenues                                                                                235,923             28,060
     Deposits and other                                                                                 2,612              5,652
                                                                                                 ------------       ------------
            TOTAL CURRENT LIABILITIES                                                               1,085,898          2,926,840

LONG-TERM DEBT                                                                                              -            842,000

COMMON STOCK SUBJECT TO REPURCHASE - 150,001 shares                                                         -             78,000

STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                                       -                  -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  16,146,868 shares in 1999
        and 13,918,849 shares in 1998                                                                 161,468            139,188
     Additional paid-in capital                                                                    26,892,688         24,844,168
     Accumulated deficit                                                                          (24,620,392)       (20,438,645)
     Accumulated other comprehensive income - unrealized gain on investment                            62,833                  -
                                                                                                 ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                                              2,496,597          4,544,711
                                                                                                 ------------       ------------
                                                                                                 $  3,582,495       $  8,391,551
                                                                                                 ============       ============

See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                   1999                1998
                                                                                               ------------        ------------
REVENUE
     Licensing fees                                                                            $    240,000        $    410,817
     Children's recreational activities                                                           1,137,770           2,032,784
                                                                                               ------------        ------------
            TOTAL REVENUE                                                                         1,377,770           2,443,601
                                                                                               ------------        ------------
COSTS AND EXPENSES
     Direct operating expenses                                                                    3,087,736           2,526,007
     Selling, general and administrative expenses                                                 2,227,079           1,331,405
     Depreciation and amortization                                                                  128,019             171,623
                                                                                               ------------        ------------
                                                                                                  5,442,834           4,029,035
                                                                                               ------------        ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                                               (4,065,064)         (1,585,434)

OTHER INCOME (EXPENSE)
     Litigation settlement                                                                         (255,333)          4,043,020
     Legal (costs) recoveries                                                                        12,544            (603,183)
     Equity in net income (loss) of United Hotel                                                   (133,932)           (226,348)
     Equity in net loss of Genisys                                                                 (210,133)           (249,533)
     Realized loss from write-down of investment in HEP II                                         (600,000)           (420,500)
     Realized loss from write-down of investment in Grand Havana                                          -          (1,043,764)
     Realized gain from investment in United Hotel                                                1,869,584                   -
     Interest income                                                                                178,516             158,916
     Interest expense                                                                              (422,049)           (697,047)
     Other, net                                                                                    (555,880)            109,034
                                                                                               ------------        ------------
            TOTAL OTHER INCOME (EXPENSE)                                                           (116,683)          1,070,595
                                                                                               ------------        ------------

NET LOSS                                                                                         (4,181,747)           (514,839)

OTHER COMPREHENSIVE LOSS
    Unrealized holding gain (loss) on securities arising during the period                           62,833            (301,358)
    Less: reclassification adjustment for loss realized in net loss                                       -           1,043,764
                                                                                               ------------        ------------
                                                                                                     62,833             742,406
                                                                                               ------------        ------------

COMPREHENSIVE INCOME (LOSS)                                                                    $ (4,118,914)       $    227,567
                                                                                               ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                                          15,558,608          13,502,182
                                                                                               ============        ============

LOSS PER SHARE                                                                                 $      (0.27)       $      (0.04)
                                                                                               ============        ============


         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  Common Stock                                        Accumulated
                                              ----------------------
                                                                        Additional                        Other
                                               Number of                  Paid-in       Accumulated   Comprehensive
                                                Shares       Amount       Capital         Deficit     Income (Loss)       Total
                                              ----------   ---------    -----------    ------------   -------------    -----------
Balance, December 31, 1998                    12,618,849   $ 126,188    $24,587,188    $(19,923,806)  $   (742,406)    $ 4,047,164

Issuance of common stock for services            100,000       1,000         30,300                                         31,300

Sale of common stock                           1,200,000      12,000        217,680                                        229,680

Fair value of options and warrants issued
   to non-employees                                                          45,000                                         45,000

Accretion in the carrying amount of common
   stock subject to repurchase
                                                                            (36,000)                                       (36,000)
Realized loss on investment                                                                                742,406         742,406

Net loss                                                                                   (514,839)                      (514,839)
                                              ----------   ---------    -----------    ------------   ------------     -----------
Balance December 31, 1998                     13,918,849   $ 139,188    $24,844,168    $(20,438,645)  $          -     $ 4,544,711
                                              ----------   ---------    -----------    ------------   ------------     -----------

Cashless warrants exercise                       858,018       8,580         (8,580)                                             -

Sale of common stock                             750,000       7,500      1,492,500                                      1,500,000

Exercise of stock option                         470,000       4,700        181,600                                        186,300

Fair value of options or warrants issued
  Non-employees                                                             306,500                                        306,500

Expiration of put option                         150,001       1,500         76,500                                         78,000

Unrealized gain on investment                                                                                               62,833
                                                                                                            62,833
Net loss
                                                                                         (4,181,747)                    (4,181,747)
Balance, December 31, 1999
                                              ----------   ---------    -----------    ------------   ------------     -----------
                                              16,146,868   $ 161,468    $26,892,688    $(24,620,392)  $     62,833     $ 2,496,597
                                              ==========   =========    ===========    ============   ============     ===========

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999                1998
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $ (4,181,747)       $   (514,839)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                                 128,019             171,623
       Loss on termination of lease                                                   45,333                   -
       Issuance of common stock for services                                               -              73,300
       Fair value of options granted to non-employees                                306,500              45,000
       Write-down of investment in Grand Havana                                            -           1,043,764
       Write-down of investment in HEP II                                            600,000             420,500
       Realized gain on investment in United Hotel                                (1,869,584)                  -
       Loss on sale of assets                                                        705,265                   -
       Licensing fees                                                                      -            (410,817)
       Equity in net loss of United Hotel                                            133,932             226,348
       Equity in net loss of Genisys                                                 210,133             249,533
       Accrual of interest income from related parties                               (85,382)           (144,468)
       Changes in operating assets and liabilities:
         Receivables                                                                 (35,387)            (31,421)
         Deferred production costs                                                  (115,027)                  -
         Prepaid expenses and other current assets                                     2,874             (18,392)
         Deposits and other assets                                                    17,240               3,114
         Accrued interest                                                           (406,808)            262,835
         Accounts payable and accrued expenses                                       273,191            (764,281)
         Due to related parties                                                      (12,148)            215,588
         Deposits and other liabilities                                               (3,040)            (37,774)
         Deferred revenues                                                           207,863              (4,650)
                                                                                ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                                    (4,078,773)            784,963
                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                (99,341)            (96,744)
  Investment in United Hotel                                                       5,168,104             (25,000)
  Loans receivable from Grand Havana                                                 (75,000)            114,000
  Advances to related party                                                          251,600            (335,300)
  Collections from disposition of assets held for sale and fixed assets            1,087,800                   -
                                                                                ------------        ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       6,333,163            (343,044)
                                                                                ------------        ------------


         See accompanying Notes to Consolidated Financial Statements.

                                                                                    1999                1998
                                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                          $  1,500,000        $    229,680
  Payment on notes payable                                                        (1,900,000)            (25,000)
  Payment on long term debt                                                         (842,000)                  -
  Common stock issued for warrants and options exercised                             186,300                   -
                                                                                ------------        ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                (1,055,700)            204,680
                                                                                ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          1,198,690             646,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       799,369             152,770
                                                                                ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,998,059        $    799,369
                                                                                ============        ============

CASH PAID FOR:
  Interest                                                                      $    406,808        $    121,975
                                                                                ============        ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Cashless warrant excercise                                                    $      8,580        $          -
  Issuance common stock for services                                                       -              31,300
  Fair value of options and warrrants to non-employees                               306,500              45,000
  Investment in Genisys for licensing fees                                                 -             410,817
  Reclassification of property and equipment to assets held for sale                       -           1,663,857
  Expiration of put option                                                            78,000                   -
  Issuance common stock subject to repurchase                                              -              42,000
  Accretion in the carrying amount of common stock subject to repurchase                   -              36,000


         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Description of Business - Through its wholly owned subsidiary, United Internet Technologies, Inc., the Company is in the business of developing and licensing its Internet video technology for various applications ("Technology"). The Technology, which equips sites on the World Wide Web ("Web") with software, provides a means of linking a full-motion video on CD-ROM located on the user's personal computer to the Web sites. The display of the content of the CD-ROM is completely controlled by the remote Web server.

     The Company's other business consists of children's recreational activities and investments in affiliated companies.

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

     Fair Value of Financial Instruments - The Company's financial instruments consists of cash equivalents, receivables, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

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

     Property and Equipment - Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:

          Buildings and improvements............................  3-27 years
          Machinery, equipment and vehicles.....................  4-10 years
          Furniture, fixtures and office equipment..............  5-10 years
          Computers.............................................     6 years
          Signs.................................................    10 years

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

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     Capitalized Technology Costs - The Company capitalizes certain costs incurred to internally develop its Technology, which is licensed to third parties. Capitalization of internally developed Technology begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all activities that are necessary to establish that the product can be produced to meet specifications.

     Revenue Recognition - The Company is engaged as a provider of consultancy services and as a licensor of its Technology. Generally, revenue is recognized upon delivery of the Technology. For arrangements to deliver the Technology that requires significant modification or customization, revenue is recognized on the percentage-of-completion method.

     Deferred Production Cost - All expenses incurred to modify and customize its Technology are deferred and charged against revenue when earned.

     Stock-Based Compensation -The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

     Earnings per Share -Basic Earning Per Share (EPS) is calculated by dividing income available to common stockholders (the "numerator") by the weighted-average number of common shares outstanding (the "denominator") during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares (that is, securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on EPS.

     Comprehensive Income - Components of comprehensive income (loss) for the Company include net income (loss) and changes in the value of available-for-sale securities.

     Segment Information - The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131") issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in
Note 3.

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

     Start-up Costs - Costs of start-up activities, including organization costs, should be expensed as incurred.

     Reclassifications - Certain 1998 amounts in direct operating expenses have been reclassified to selling, general and administrative expenses to conform with 1999 presentation.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   Disclosure of Certain Significant Risks and Uncertainties

     Limited Operating History- Through its wholly owned subsidiary, the Company's primary business is developing and licensing proprietary interactive Internet technology. This business started in 1998 and as such the Company is subject to various risks and uncertainties frequently encountered by companies in the early stage of development. Such risks and uncertainties include, but are not limited to, its limited operating history, an evolving and unpredictable developing Internet technology, and increasing number of competitors.

     Possibly a Securities Law Violation - On February 10, 2000, the Company filed a registration statement for the shares of common stock to be issued for the exercising of warrants. According to their terms, the warrants became exercisable on November 10, 1995, although under the warrant agreement the Company was not obligated to deliver the common stock pursuant to an exercise unless a registration statement was effective. Due to the fact that the price of the Company common stock in the public market has, until January 14, 2000, been below the exercise price of the warrants, such registration was delayed. The Company has been advised by the Securities Exchange Commission ("SEC") that it is its position that the registration statement should have been filed by November 10, 1995 and by failing to do so the Company has been conducting an unregistered offering (but not sale) of common stock in violation of Section 5 of Securities Act of 1933. That position could provide the basis for an action against the Company by the SEC, possibly resulting in fines and other sanctions. That position could also give rise to actions by the shareholders for violation of Section 5, although because the Company has not yet issued common stock in exercise of the warrants (and will not do so until a registration statement is declared effective), it is impossible to determine what damages, if any, the Company may be liable for.

3. Segment Information

     The Company operates in two business segments: developing and licensing Internet video technology and children's recreational activities. Children's recreational activities consist of summer day camps and children's play-learning centers known as Planet Kids.

     Segment operating income (loss) is total segment revenue reduced by operating expenses identifiable to with that business segment. Corporate includes general corporate administrative costs. The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

                                               INTERNET        CHILDREN'S        CONSOLIDATED
1999                                                          RECREATIONAL
----                                        --------------    --------------   ----------------
Revenue                                        $   240,000       $ 1,137,770       $ 1,377,770
Loss from operations                            (2,618,468)       (1,310,495)       (3,928,963)
Assets                                             412,863           156,450           569,313

1998
----
Revenue                                            410,817         2,032,784         2,443,601
Income (loss) from operations                       19,043          (555,550)         (536,507)
Assets                                             285,613         2,113,348         2,398,961

Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                            1999               1998
                                                                      --------------      --------------
     Segment loss from operations                                     $   (3,928,963)     $     (536,507)
     Selling, general & administrative expense                            (1,016,921)         (1,036,081)
     Depreciation and amortization                                            (9,612)             (9,612)
     Other income                                                            773,749           1,067,361
                                                                      --------------      --------------
          Consolidated net loss                                       $   (4,181,747)     $     (514,839)
                                                                      ==============      ==============

     Segment asset                                                    $      569,313      $    2,398,961
     Cash and cash equivalent                                              1,908,325             733,423
     Receivables                                                                   -              48,890
     Prepaid expense                                                          27,158              39,244
     Property and equipment                                                   28,384              37,167
     Investments                                                             201,500           4,171,119
     Other assets                                                            847,815             962,747
                                                                      --------------      --------------
              Consolidated total assets                               $    3,582,495      $    8,391,551
                                                                      ==============      ==============

4. Property and Equipment

  Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                                           1999                1998
                                                                      --------------      --------------
     Buildings and improvements                                       $       30,765      $      328,233
     Machinery, equipment and vehicles                                        44,993              98,184
     Furniture, fixtures and office equipment                                 25,728              17,508
     Computers                                                               145,487             111,136
     Signs and other                                                             296                 296
                                                                      --------------      --------------
                                                                             247,269             555,357
     Less accumulated depreciation and amortization                          (65,504)           (170,373)
                                                                      --------------      --------------
                                                                      $      181,765      $      384,984
                                                                      ==============      ==============

     The Company's Planet Kids play-learning centers has generated increasing operating cash flow losses since its opening in 1995. These circumstances indicated that the carrying amounts related to these play-learning centers might not be recoverable. Accordingly, management reviewed the property and equipment related to these play-learning centers for recoverability in accordance with SFAS No. 121 and determined that these assets were impaired. For each play-learning center, the Company determined impairment by computing the sum of the estimated future operating cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. If such sum was less than the carrying value of the play-learning center's assets, an impairment condition was considered to exist and an impairment loss was recognized. The impairment loss was measured as the amount by which the carrying amount exceeded the fair value of the play-learning center's assets. The estimate of fair value was determined using the present values of each play-learning center's estimated future operating cash flows. The Company recognized impairment losses in the fourth quarter of 1997 of $3,862,554. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     In 1998, the Company decided that Frasier's Frontier amusement park in San Diego County did not meet the Company's long-term strategic goals. The amusement park was closed in spring 1998 and the Company sold the facility in 1999. The assets of this amusement park include land, buildings and leasehold improvements, machinery and equipment, vehicles, furniture and fixtures, computers, and rides. The carrying value of these assets of $1,663,857 was reclassified as assets held for sale at December 31, 1998. In August 1999, the Company sold the asset for $975,000.

5.   Investments

     Investment in The Splash - The Company has a 3.12% interest in The Splash, a California limited partnership organized for the purpose of developing and operating a water park on a parcel of property previously subleased from the Company. At December 31, 1999 and 1998, the carrying value of the Company's investment, net of distributions, was $0. During 1999 and 1998, the Company received distributions of $59,550 and $48,723, respectively, which were included in other income in the accompanying statements of operations.

     Investment in United Hotel - In January 1997, the Company and two unrelated California limited liability companies formed United Hotel & Casino, LLC ("United Hotel"), organized under the laws of the State of Delaware. On July 29, 1997, United Hotel acquired the a real property commonly known as The Silver City/Las Vegas Plaza Shopping Center ("Las Vegas Property") in Las Vegas, Nevada. The aggregate purchase price was approximately $23,200,000. In 1999, the Company sold its investment in United Hotel and recognized $1,869,584 net realized distribution from this investment.

     Investment in HEP II - On April 23, 1996, the Company acquired 50% of the limited partnership interests for an initial investment of $1,500,000 in HEP II, a California limited partnership, engaged in the motion picture production business. The Company received capital distributions of $379,500 from HEP II in 1996.

     In 1999 the management reviewed the investment in HEP II for recoverability in accordance with SFAS No. 121 and determined that this investment was impaired. The Company determined impairment by computing the sum of the estimated future cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. The Company recognized impairment losses in the fourth quarter of 1999 of $600,000. The impairment loss was based on the management's judgment of the estimated future cash flows of $100,000. Accordingly, actual results could vary from such estimates. During the year ended December 31, 1998, the Company realized a loss from the write-down of the investment of $420,500. As of December 31, 1999 and 1998, the balance of the Company's investment in HEP II was $100,000 and $700,000, respectively.

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

     For accounting purposes, the Company and Genisys had taken the position that the transaction was completed based on its original terms on June 30, 1998, and as such, United Internet's investment in Genisys common stock was accounted for under the equity method effective June 30, 1998 resulting to a recognition

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

of licensing fees of $410,817. United Internet's investment represents 29% of the outstanding common stock of Genisys at December 31, 1998. Equity in net loss of Genisys for the year ended December 31, 1998 was $249,533. The Company's equity in net assets, as adjusted to eliminate the write-up of the transferred assets and Technology, was $210,133 at December 31, 1998. In the first quarter of 1999, the Company wrote-down the investment in Genisys to $0.

6.   Investment in and Loan Receivable from Grand Havana

     As of December 31, 1999, the Company had 966,666 shares (approximately 7% of the issued and outstanding common stock) of Grand Havana's restricted common stock. The Company accounted for this investment as available for sale security. At December 31, 1998, the quoted market value of the Company's investment in Grand Havana was $38,667. Because Management of the Company does not believe that it will recover the original cost of its investment in Grand Havana, the Company has recognized a permanent impairment loss on this investment in the amount of $1,043,764 during the year ended December 31, 1998. At December 31, 1999, the quoted market value of the Company's investment in Grand Havana was $101,500. The Company recorded changes of the market value in other comprehensive income. The valuation represents a mathematical calculation based on the closing quotation published by OTC Bulletin Board and is not necessarily indicative of the amounts that could be realized upon sale.

     The Company has entered into a number of financing agreements with Grand Havana over the past years. In February 1997, the Company agreed to make a loan available at an interest rate of 8% per annum on any outstanding principal amount, in return for receiving 75,000 shares of Grand Havana Common stock. The Company received an additional 25,000 shares of Grand Havana stock in return for extending this loan facility.

     On September 30, 1998, the Company extended an installment loan to Grand Havana in the amount of up to $1,250,000, by way of a Secured Promissory Note, which bears an interest of 8% per annum and is due and payable on April 30, 2000. The total loan advance in 1998 was $607,154. During 1999, the Company advanced additional $75,000.

     Brian Shuster, the Chairman of the Board and Chief Executive Officer of the Company, is the brother of Stanley Shuster, the Chairman of the Board and Chief Executive Officer of Grand Havana.

7.   Due from Former Officer

     As of December 31, 1999, the Company had a net receivable from Harry Shuster, former President and Chief Executive Officer of the Company, of $81,027, compared with a net receivable of $322,627 in 1998.

8.   Note Payable

     In connection with the acquisition of the Las Vegas Property, Westminster Capital, Inc ("Westminster") made a loan of $1,900,000 to the Company. In 1999 the Company used its distribution from its investment in United Hotel, as a result of the sale of its property in Las Vegas, to repay the note payable to Westminster Capital, Inc.

9.   Long-Term Debt

     Long-term debt at December 31, 1998 consists of a note payable dated April 5, 1995, with a payable interest only at 12%, and a purchase money loan dated April 5, 1995, with a payable interest only at 9.67%. Both were secured by deed of trust on real property located in San Diego County, California. In 1999, the Company used the proceeds from the sale of this property to pay off this debt.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  Due to Related Parties

     Due to related parties at December 31, 1999 and 1998 consisted of the following:

                                                            1999                1998
                                                       --------------      --------------
          Due to Brian Shuster                         $       65,000      $       60,000
          Due to Grand Havana                                  81,774              51,358
                                                       --------------      --------------
                                                              146,774             111,358
          Due from United Hotel                                     -               2,179
          Due from 1990 Westwood Blvd.                         31,387                   -
          Due from a consultant                                20,000
          Due from Genisys                                          -               1,644
                                                       --------------      --------------
                                                       $       95,387      $      107,535
                                                       ==============      ==============

11.  Common Stock Subject to Repurchase

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

     When the repurchase requirements lapsed in 1999, the accretion in the carrying amount of common stock subject to repurchase was reversed from additional paid-in capital and the stock were recorded as equity.

12.  Stockholders' Equity

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

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

     In September 1998, the Company granted option to Brian Shuster to purchase 300,000 shares of the Company's common stock at $0.25 per share. This option is exercisable immediately upon grant and expires on September 21, 2003. In September 1998, the Company as consideration for guaranteeing the loan also granted option to Harry Shuster to purchase 2,100,000 shares at $0.625 per share. This option is exercisable immediately upon grant and expires on September 29, 2003.

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

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


     On April 29, 1999, the Company sold 500,000 shares of common stock to one individual, at a purchase price of $2.00 per share for gross proceeds of $1,000,000.

      In April 1999, the Company issued 82,222 shares of common stock to an investment banker for consulting services upon the cashless exercise of a stock purchase warrant for 100,000 shares of the Company's common stock at $.75 per share. The Company received no proceeds from the issuance, as a result of the cashless exercise.

      In April 1999, the Company issued 10,000 shares of common stock to Alvin Alexander, a director of the Company, upon the exercise of a stock option at an exercise price of $.30 per share for gross proceeds of $3,000.

      In April 1999, the Company granted options to Richard Ames, a consultant to the Company, to purchase 100,000 shares of the Company's common stock at $1.75 per share. The option is exercisable immediately upon grant and expires on January 3, 2004.

      On May 26, 1999, the Company granted options to Julie Lepere, Secretary of the Company, to purchase an aggregate of 16,000 shares of the Company's common stock, at various exercise prices and subject to vesting, as follows:

(i)   $1.00 per share as to 5,000 shares, which are immediately exercisable;
(ii) $2.25 per share as to 6,500 shares, which are exercisable at any time after May 26,2000 and on or before May 26, 2001;
(iii) $1.50 per share as to 4,500 shares, which are exercisable at any time after May 26, 2001 and on or before May 26, 2002;

Provided, however, that in the event the employee's employment with the Company is terminated prior to May 26, 2002, the vested portions of the options become non-exercisable six months after such termination.

      On May 26, 1999, the Company granted an option to purchase 100,000 shares of the Company's common stock to Lou Pitt, a consultant to the Company, at an exercise price of $1.00 per share. The option is exercisable immediately upon grant and expires on May 26, 2002.

      On June 24, 1999, the Company sold 250,000 shares of common stock at a purchase price of $2.00 per share for gross proceeds of $500,000 to the same individual who had purchased 500,000 shares of the Company's common stock on April 29, 1999.

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

      On July 21, 1999, the Company and Media Group, Inc. ("MGI") entered into an agreement (the "MGI Agreement") for the duplication of one million CD-ROM shrink-wrapped packages for NBC. The total order is $380,000. Pursuant to the MGI Agreement, the Company made a payment of $95,000 to MGI and delivered 150,000 shares of its common stock (the "MGI Shares"). The Company recorded a liability on its books for the remaining outstanding balance of $285,000. The Company further agreed to include the MGI Shares in a registration statement which the Company filed with the Securities and Exchange Commission on September 1, 1999 for the benefit of certain selling stockholders (the "Selling Stockholders' Registration Statement"). The Company has agreed to make further

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


payments to MGI under the MGI Agreement until the full $380,000 is paid. The Company has the right to have the MGI Shares returned to the Company and to pay the $380,000 in full. If the Company does not so elect, MGI has the right to (i) put the MGI Shares to the Company and the Company will pay the balance then due under the MGI Agreement, or (ii) retain the MGI Shares and sell them pursuant to the prospectus forming a part of the Selling Stockholders' Registration Statement, in which case any amounts received by MGI over the balance due at that time shall be refunded to the Company. The Company has further agreed to pay to MGI any shortfall between the net proceeds of any sale of the MGI Shares and the balance owing under the MGI Agreement. There were no proceeds to the Company in connection with this issuance. In February 2000, the Company paid off the balance and cancelled this issuance. These shares of common stock were not included in the calculation of earnings per share.

     In September 1999, the Company issued 211,013 shares of common stock upon the cashless exercise of a stock purchase warrants for 250,000 shares of the Company's common stock. The Company received no proceeds from the issuance, as a result of the cashless exercise.

     In November 1999, the Company granted warrants to Michael Peshey to purchase 50,000 shares of the Company's common stock at $1.50 per share. This warrant is exercisable immediately upon grant and expires on November 2000.

     In December 1999, the Company granted options to Alvin Cassel, a director of the Company, to purchase 50,000 shares of the Company's common stock at $1.75 per share. The option is exercisable immediately upon grant and expires on December 16, 2001.

     Each of the foregoing offerings (i) was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid, and (ii) was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof, for transactions by an issuer not involving any public offering.

     The following non-qualified stock options granted by the Company were outstanding at December 31, 1999:

                        Exercise
     Number of          Price per
      Shares              Share       Date of Grant             Date of Expiration
     ---------          ---------     ------------------        -------------------
        15,000           $ 0.68       January 20, 1987          December 31, 2002
       356,950             1.00       July 24, 1987             December 31, 2002
        80,000             0.30       April 22, 1988            December 31, 2002
        75,500             1.33       October 7, 1988           December 31, 2002
        37,500             1.25       November 17, 1988         December 31, 2002
        37,500             1.38       December 5, 1988          December 31, 2002
        70,000             0.75       December 7, 1990          December 31, 2002
        60,000             1.00       September 23, 1993        December 31, 2002
       125,000             0.31       July 3, 1997              December 31, 2002
       300,000             0.25       September 22, 1998        September 21, 2003
     2,100,000            0.625       September 30, 1998        September 29, 2003
       565,000             0.23       January 4, 1999           Various
       200,000             0.35       February 1, 1999          Immediate
       100,000             1.75       April 8, 1999             January 3, 2004
       100,000             1.00       May 26, 1999              May 26, 2002
        16,000          Various       May 26, 1999              May 26, 2002
        10,000             1.00       July 16, 1999             July 16, 2000
        50,000             1.75       December 16, 1999         December 16, 2001
     ---------
     4,297,950
     =========

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


The following table summarizes the activity of common shares under stock options for the years ended December 31, 1998 and 1999:

                                                    1999           1998
                                                 -----------    -----------
          Balance - beginning of year              3,266,950        866,950
          Options granted                          1,251,000      2,400,000
          Options exercised                         (220,000)             -
                                                 -----------    -----------
          Balance - end of year                    4,297,950      3,266,950
                                                 ===========    ===========

     The stock options of 725,000 granted to non-employee during 1999 were valued using the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. Compensation expense recognized amounted to $306,500 in 1999. The fair value of the options granted during 1999 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 100%, risk-free interest rate of 5.5% and an expected life of 5 years.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been increased by approximately $48,065, or $0.03 per share for 1999. The fair value of the options granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 100%, risk-free interest rate of 5.5% and an expected life of 5 years.

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

     In November, 1999, 430,000 warrants were expired. At December 31, 1999, the following warrants were outstanding:

                          Exercise
           Number of      Price per
            Shares          Share        Date of Grant         Date of Expiration
          ----------      ---------      -----------------     --------------------
          4,945,000         $4.00        November 10, 1994     November  9, 2000/1/
             50,000          1.50        November 24, 1999     November 24, 2000
          ---------
          4,995,000
          =========

     /1/ Original date of expiration was November 9, 1999, which was subsequently extended.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


     Computation of Loss Per Share for the year ended December 31, 1998:

                                                   Income             Shares          Per Share
                                                (Numerator)       (Denominator)         Amount
                                                -----------       ---------------     -----------
Basic loss per share:
     Net loss                                   $(514,839)          13,502,182         $ (0.04)
     Less: accretion in the carrying amount
        of common stock subject to
        Repurchase                                (36,000)                   -                -
                                                ---------           ----------         --------
     Net loss attributable to common
     Stockholders                               $(550,839)          13,502,182         $ (0.04)
                                                =========           ==========         ========

Outstanding options and warrants to purchase shares at December 31, 1999 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

13.  Legal Proceedings

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

     On November 12, 1996, Irvine Meadows, a former sublessee and the operator of the Irvine Meadows Amphitheater, sued the Company and Harry Shuster (OCSC Case No. 771509). The plaintiffs sought an injunction preventing the Company from removing certain improvements from the property at the expiration of the lease. On January 3, 1997, Irvine Medows filed a first amended complaint and sought an injunction a declaratory relief but no money damages. On February 19, 1997, the trial judge granted Irvine Medows' request for an injunction and barred the Company from removing the leasehold improvements from the property.

     The plaintiffs won the suit on a motion for summary judgment in May 1998. The Company appealed the decision of the court. On October 27, 1998, the plaintiffs were awarded costs in the amount of approximately $545,000. The Company also appealed this award.

     On May 7, 1999, the Company settled this litigation. The Company agreed to dismiss with prejudice the appeal of the trial court's judgment. The Company also agreed to pay the plaintiffs not less than $225,000 in principal amount, plus 6% interest compounded daily, in installments. Of this amount, the Company's litigation counsel agreed to contribute approximately $40,000. Concurrently with the signing of the settlement agreement, $26,316 was paid, which includes principal of $25,000. As of end of 1999, the Company has paid off the balance.

     In June, 1999, the Company was sued by Hyperlock Technologies, Inc. ("Hyperlock") in the United States District Court for the Northern District of Illinois, Eastern Division. Hyperlock alleges that the Company has infringed United States Patent No. 5,892,825, (the "825 patent") entitled, "Method of Secure Server Control of Local Media Via a Trigger Through a Network for Instant

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


Local Access of Encrypted Data on Local Media." On October 14, 1999, Hyperlock amended its complaint to allege the infringement of an additional patent. Hyperlock is seeking an injunction against the Company and unspecified damages. Hyperlock also seeks treble damages, court costs and reasonable attorneys' fees and other relief as the court may deem to be just and proper. In February 2000, the Company filed a declaratory judgment action in Illinois alleging non-infringement, invalibility and unenforceability of our patent. Hyperlock also seeks to have the California case reassigned to the judge who is presiding over the Illinois case. The Company has filed a motion to oppose the reassignment. Based on a review of the "825 patent", the Company believes that the suit is without merit. The Company believes that it has not committed any acts of infringement, and intends to defend this suit vigorously. Due to the inherent uncertainties regarding litigation, the Company can make no prediction about the outcome of the litigation.

14.  Commitments and Contingencies

     Consulting Agreement - As of June 1, 1999, the Company and Harry Shuster entered into an amended and restated Consulting Agreement updating an arrangement originally effective as of September 1, 1984, which was subsequently amended on June 1, 1994 ("the Consulting Agreement"). The Consulting Agreement provides that Harry Shuster will relinquish the titles of Chairman of the Board, President, and Chief Executive Officer, effective May 24, 1999. Harry Shuster shall continue to render consulting services to the Company and its affiliates in connection with its non-Internet business as requested by the President of the Company or the Company's Board of Directors. The Consulting Agreement provides that Harry Shuster, as a consultant, will be paid $5,000 per month by the Company and be given either the use of a company car or $300 per month car allowance in carrying out his duties for the Company. For any given year of the term of the Consulting Agreement, the balance of the then-current Gross Compensation shall be applied by the Company, on a monthly basis, to reduce the net amount owed by Consultant to the Company, including interest (the "Company Receivable"), which on June 1, 1999 is acknowledged by the parties to be $420,263. After the Company Receivable has been reduced to zero, the entire amount of the Gross Compensation shall be paid to Harry in accordance with the terms of the consulting agreement. In addition, the consulting agreement provides for certain disability benefits for a period of up to three years. The consulting agreement provides for automatic one-year renewals for each contract year that ends without termination of the consulting agreement by either party. During 1999 and 1998, the Company incurred consulting fees pursuant to this agreement in the amount of $330,730 and $300,663, respectively.

     United Internet Technologies ("UIT") and Brian Shuster have entered into an Employment Agreement dated as of January 1, 1999 ("the Employment Agreement"), pursuant to the terms of which Brian Shuster is employed as President of UIT at an initial base salary of $240,000 per year. The Employment Agreement provides for annual 10% increases in Brian Shuster's base salary. The Employment Agreement provides for a rolling five-year term. This is accomplished by extending the initial five-year term of the Employment Agreement automatically for successive one-year periods unless written notice of termination is given at least 60 days prior to the end of the completion of the first year of the then-current five-year period. The Employment Agreement also provides that any inventions developed by Brian Shuster during his employment by UIT and which relate to the business of UIT, will remain property of UIT. The Employment Agreement also contains a confidentiality provision to protect UIT's trade secrets and other confidential information. Brian Shuster is permitted to engage in outside business activities to the extent that such obligations do not interfere with his duties to UIT.

     In addition, the Company and UIT have entered into an agreement dated as of January 1, 1999, pursuant to which UIT has agreed to make available the services of Brian Shuster to consult for the Company on a variety of matters. The Company has agreed to pay UIT $5,000 per month for making available to Brian Shuster's

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


services under this agreement; Brian Shuster will receive no payments under this agreement. Brian Shuster has also agreed that UIT may credit against his salary any amounts he actually receives from Genisys pursuant to the Genisys Agreement for consulting services.

     Lease Arrangements - At December 31, 1999, minimum annual rentals under non-cancelable leases and minimum sub-lease income are as follows:

               Year Ending
               December 31,                Leases     Subleases
               ------------               --------    ---------

                  2000                    $ 504,174     $33,648
                  2001                      545,482       1,676
                  2002                      518,118           -
                  2003                      467,339           -
                  2004                      467,339           -
                  Thereafter                331,266           -
                                         ----------     -------
                            Total        $2,833,718     $35,324
                                         ==========     =======

     Rent expense, net of sublease income of $44,830 in 1999 and $38,015 in 1998, was $619,580 in 1999 and $616,790 in 1998.

     The Company leases certain of its office space on a month-to-month basis from a corporation of which Harry Shuster, is an officer and a principal stockholder. The Company paid or accrued rent to this corporation of $81,860 in 1999 and $43,624 in 1998.

     The Company has paid rental, including homeowners association dues to Harry Shuster for an apartment which he owns and which he and Brian Shuster use while they are in New York City on business. In 1999 and 1998 the Company paid $25,114 and $26,850, respectively.

15.  Income Taxes

     At December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes expiring as follows:

              Year Expires                          Amount
              ------------                          ------
                  2000                           $1,562,000
                  2001                              808,000
                  2002                              282,000
                  2005                              111,000
                  2007                               19,000
                  2008                              523,000
                  2010                              655,000
                  2011                              427,000
                  2012                            2,900,000
                                                 ----------
                                                 $7,287,000
                                                 ==========

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATTED FINANCIAL STATEMENTS, CONTINUED


The components of deferred taxes were as follows at December 31, 1999 and 1998:

                                                                           1999                 1998
                                                                       -----------           -----------
     Deferred tax assets:
          Net operating loss carryforwards                             $ 2,369,000           $ 2,802,000
          Impairment losses                                                747,000             2,209,000
          Non-cash compensation                                            307,000               102,000
          State income taxes                                                 2,000                 2,000
          Partnership interests                                            193,000               195,000
          Valuation allowance                                           (3,403,000)           (5,205,000)
                                                                       -----------           -----------
                           Total deferred tax assets                       215,000               105,000
     Deferred tax liability:
          Depreciation                                                     215,000               105,000
                                                                       -----------           -----------
                            Net deferred taxes                         $         -           $         -
                                                                       ===========           ===========

Subsequent Events

     In January 2000, the Company has completed a $5.6 million private placement of its common stock. The proceeds from this private placement will be used to finance the operation of UIT.

     In March 2000, the Company filed an application with NASDAQ Stock Market to have its common stock listed for trading on the NASDAQ National Market.

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER            DESCRIPTION
    -------            -----------
     2.1                Asset Purchase Agreement dated June 30, 1998 by and among United Leisure
                        Interactive, Inc., Net Cruise Interactive, Inc., Genysis Reservation Systems,
                        Inc. and United Leisure Corporation (incorporated by reference to Exhibit 2.1 of
                        United Leisure's Current Report on From 8-K dated July 23, 1998, as amended by
                        United Leisure's Amendment No. 1 to Current Report on Form 8-K dated November 4,
                        1998 (the "Form 8-K/A")).

     2.2                Agreement date October 27, 1998 by and among United Internet Technologies, Inc.
                        Genisys Reservation Systems, Inc. Warren D. Bagatelle, Loeb Holding Corporation,
                        Loeb Partners Group. HSB Capital, David W. Sass, Mark A Kenny, Hohn H. Wasko,
                        Hoan E. Wasko, Lawrence E. Burk and S. Charels Tubak (incorporated by reference to Exhibit 2.2 of the Form 8-K/A).

     3.1                Restated Certificate of Incorporation of United Leisure (incorporated by reference to Exhibit 3.1 of United Leisure's Form SB-2 (File No. 33-81074 (the
                        "SB-2")).

     3.2                Bylaws of United Leisure (incorporated by reference to Exhibit 3.2 of the SB-2).

     4.1                Warrant Agreement, dated November 18, 1994 between United Leisure and OTR, Inc.
                        (incorporated by reference to Exhibit 4.1 of the SB-2).

     4.2                Form of Warrant to Purchase Common Stock in connection with 12% Promissory Note unit private placement and Bankruptcy Court deposit (incorporated by reference to Exhibit 4.3 of the SB-2).

    10.1                Stock Option Agreement dated December 7, 1990, between United Leisure and
                        Haskell Slaughter Young & Johnston, Professional Association, (incorporated by reference to Exhibit 10.5 of the SB-2).

    10.2                Stock Option Agreement dated December 7, 1990, between United Leisure and Alvin
                        Cassel (incorporated by reference to Exhibit 10.6 of the SB-2.)

    10.3                Stock Option Agreement dated April 22, 1988, between United Leisure and Alvin
                        Cassel as extended by Extension of Option Agreement, dated April 20, 1993, between United Leisure and Alvin Cassel.  (incorporated by reference to Exhibit
                        10.10 of the SB-2).

    10.4                Stock Option Agreement dated October 7, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.12 of the SB-2).

    10.5                Stock Option Agreement dated November 17, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.13 of the SB-2).

    10.6                Stock Option Agreement dated December 5, 1988, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.14 of the SB-2).

    10.7                Stock Option Agreement dated July 24, 1987, between United Leisure and Harry
                        Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit
                        10.16 of the SB-2).

    10.8                Option Agreement dated as of April 22, 1988, between United Leisure and Haskell
                        Slaughter Young & Johnston covering United Leisure, Extension of Option
                        Agreement, dated April 20, 1993 between United Leisure and Haskell Slaughter
                        Young & Johnston, Professional Association (incorporated by reference to Exhibit
                        10.17 of the SB-2).

    10.9                Promissory Note dated June 1, 1985, by  Lion County Safari Inc. in the principal amount of $973,927 drawn to the order of Harry Shuster  (incorporated by reference to Exhibit 10.23 of the SB-2).

    10.10               Stock Option Agreement, dated February 22, 1989, between United Leisure and
                        Tactron Liquidating Trust (incorporated by reference to Exhibit 10.27 of the
                        SB-2).

    10.11               Stock Option Agreement, dated February 22, 1989, between United Leisure and
                        Lindsey & Associates, Inc.  (incorporated by reference to Exhibit 10.28 of the
                        SB-2).

    10.12               Form of Indemnity Agreement entered into by United Leisure with each of its directors (incorporated by reference to Exhibit 10.35 of the SB-2).

    10.13               Stock Option Agreement, dated September 23, 1993, between United Leisure and
                        Alvin Cassel (incorporated by reference to Exhibit 10.41 of the SB-2).

    10.14               Standard Retail/Office Complex Lease dated October 12, 1994, between PSA
                        Properties and Planet Kids, Inc., (incorporated by reference to Exhibit 10.32 of
                        United Leisure's Amendment No. I to Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995 (the "1995 10-KSB")).

    10.15               Commercial Lease among Eastrich Multiple Investor Fund, L.P., Midland Loan
                        Services, L.P. et al., and Planet Kids, Inc., effective August 9, 1995 and Rider thereto (incorporated by reference to Exhibit 10.33 of the 1995 10-KSB).

    10.16               Lease dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and
                        Addendum thereto (incorporated by reference to Exhibit 10.34 of the 1995 10-KSB).

    10.17               Territory Rights Agreement between Planet Kids, Inc., and PT Planet Kidsindo
                        (incorporated by reference to Exhibit 10.35 of the 1995 10-KSB).

    10.18               Financing Agreement dated as of February 12, 1997, between United Leisure and
                        Grand Havana Restaurants, Inc. (incorporated by reference to Exhibit 10.36 of
                        United Leisure's Annual Report on Form 10-KSB for the fiscal year ended December
                        31, 1996 (the "1996 10-KSB")).

    10.19               Financing Agreement dated as of September 10, 1996, between United Leisure and
                        Grand Havana Enterprises, Inc. (incorporated by reference to Exhibit 10.37 the
                        1996 10-KSB).

    10.20               Option Agreement dated as of September 22, 1998, between United Leisure and
                        Brian Shuster (incorporated by reference to Exhibit 10.45 of the United
                        Leisure's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                        1998 (the "September 30, 1998 10-QSB")).

    10.21               Option Agreement dated as of September 30, 1998, by and between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.46 of the September
                        30, 1998 10-QSB).

    10.22               Option Agreement dated as of January 4, 1999 between United Leisure and Brian
                        Shuster (incorporated by reference to Exhibit 10.49 of United Leisure's
                        Quarterly Report on Form 10-QSB for the period ended June 30, 1999 (the "June
                        30, 1999 10-QSB")).

    10.23               Option Agreement dated as of January 4, 1999, between United Leisure and Alvin
                        Cassel (incorporated by reference to Exhibit 10.50 of the June 30, 1999 10-QSB).

    10.24               Option Agreement dated as of January 4, 1999 between United Leisure and J.
                        Brooke Johnston (incorporated by reference to Exhibit 10.51 of the June 30, 1999
                        10-QSB).

    10.25               Option Agreement dated as of February 1, 1999, between United Leisure and Brian
                        Shuster (incorporated by reference to Exhibit 10.52 of the June 30, 1999 10-QSB).

    10.26               Employment Agreement dated as of January 1, 1999 between United Leisure and
                        Brian Shuster, together with supplemental agreement between the Company, United
                        Internet Technologies, Inc. and Brian Shuster (incorporated by reference to
                        Exhibit 10.53 of the June 30, 1999 10-QSB).

    10.27               Consulting Agreement dated as of January 1, 1999, between United Internet
                        Technologies and Harry Shuster (incorporated by reference to Exhibit 10.54 of the June 30, 1999 10-QSB).

    10.28               Agreement dated as of July 21, 1999 between United Leisure and Media Group, Inc.
                        (incorporated by reference to Exhibit 10.55 of the June 30, 1999 10-QSB).

    10.29               Purchase Agreement and Escrow Instructions dated as of June 10, 1999, between
                        United Leisure and Shih Ching Chiang, as amended on August 7, 1999
                        (incorporated by reference to Exhibit 10.1 of United Leisure's Current Report on
                        Form 8-K dated August 23, 1999).

    10.30               Total Access Software Distribution Agreement between Earthlink Network, Inc.
                        and United Internet Technologies, Inc. together with related letter agreement dated July 21, 1999 (incorporated by reference to Exhibit 10.42 of United Leisure's
                        Registration Statement on Form SB-2 (File no. 333-86335) filed with the Commission on September 1, 1999 (the "1999 SB-2")).

    10.31+              Agreement dated as of June 1, 1999 between United Leisure Corporation and Harry
                        Shuster, amending Amended and Restated Consulting Agreement dated as of June 1,
                        1994 (incorporated by reference to Exhibit 10.33 of the 1999 SB-2).

    10.32*              Software License and Distribution Agreement dated June 15, 1999 between United
                        Internet Technologies and AT&T Corp.

    10.33*              Letter Agreement dated November 19, 1999 between United Internet Technologies and Teen People Magazine.

    10.34*              Distribution Agreement dated February 2, 2000 between United Internet
                        Technologies and Liquid Audio, Inc.

    21.1*               Subsidiaries of United Leisure

    23.1*               Consent of Hollander, Lumer & Co., LLP

    27.1*               Financial Data Schedule

      * Filed herewith.
      + Management contract or compensatory plan required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.