Form 10KSB40/A
period 1999-12-31
UNITED LEISURE CORP
filed 2000-04-12
CIK 59684

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                    ANNUAL REPORT ON FORM 10-KSB/A (No. 1)

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

     Possibly a Securities Law Violation - On February 10, 2000, the Company filed a registration statement for the shares of common stock to be issued for the exercising of warrants. According to their terms, the warrants became exercisable on November 10, 1995, although under the warrant agreement the Company was not obligated to deliver the common stock pursuant to an exercise unless a registration statement was effective. Due to the fact that the price of the Company's common stock in the public market has, until January 14, 2000, been below the exercise price of the warrants, such registration was delayed until February 10, 2000. The Company has been advised by the staff of the Securities Exchange Commission that it is their position that the registration statement should have been filed prior to that date and, by failing to do so, the Company has been conducting an unregistered offering (but not sale) of common stock in violation of Section 5 of Securities Act of 1933. That position could result in an action against the Company by the shareholders, possibly resulting in fines and other sanctions, as well as a claim for damages in the amount of the $4.00 exercise price for each of the 4,945,000 warrants for a total of up to $19,780,000. Because no warrantholder has filed any action notice, the Company believes that none of the warrantholders will pursue such action.

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

Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

          UNITED LEISURE CORPORATION


         By:/s/BRIAN SHUSTER
         ----------------
         Brian Shuster
         President, Chief Executive Officer and Director

         Date: April 11, 2000

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

