Form 10QSB
period 2000-03-31
UNITED LEISURE CORP
filed 2000-05-22
CIK 59684

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                  Form 10-QSB

                                  -----------

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                      or

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                         Commission File Number 0-6106

                                  -----------

                          UNITED LEISURE CORPORATION
            (Exact name of registrant as specified in its charter)

                                  -----------


               Delaware                                  13-2652243
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

         1990 Westwood Boulevard, Penthouse                  90025
         Los Angeles, California                           (Zip Code)
 (Address of Principal Executive Offices)

      (Registrant's telephone number, including area code) (310) 441-0900

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 19,827,227 on May 15, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

================================================================================

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                         Quarter Ended March 31, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)...............    3

               Consolidated Balance Sheets as of March 31,
               2000 and December 31, 1999..................................    3

               Consolidated Statements of Operation and
               Comprehensive Income (Loss) for the Three
               Months Ended March 31, 2000 and March 31,
               1999........................................................    4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and March 31,
               1999........................................................    5

               Notes to Condensed Consolidated Financial Statements........    7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................    9

PART II.  OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds...................   12
     Item 6.   Exhibits and Reports on Form 8-K............................   12

SIGNATURE..................................................................   12


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,          December 31,
                                                                                      2000                1999
                                                                                   -----------        ------------
                                                                                   (Unaudited)
                                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $  5,923,610       $  1,998,059
     Receivables                                                                         94,498             88,540
     Deferred production cost                                                                 -            115,027
     Prepaid expenses and other current assets                                           41,857             75,208
                                                                                   ------------       ------------
            TOTAL CURRENT ASSETS                                                      6,059,965          2,276,834
                                                                                   ------------       ------------
PROPERTY AND EQUIPMENT, NET                                                             243,134            181,765
                                                                                   ------------       ------------
INVESTMENTS
     Investment in HEP II at equity - related party                                     100,000            100,000
     Investment in Grand Havana at fair value - related party                           116,000            101,500
                                                                                   ------------       ------------
            TOTAL INVESTMENTS                                                           216,000            201,500
                                                                                   ------------       ------------
OTHER ASSETS
    Loan receivable from Grand Havana - related party                                   795,640            779,680
    Loan receivable from other - related party                                           71,387             46,387
    Due from former officer                                                              75,070             81,027
    Deposits and other assets                                                            87,153             61,689
                                                                                   ------------       ------------
            TOTAL OTHER ASSETS                                                        1,029,250            968,783
                                                                                   ------------       ------------
                                                                                   $  7,548,349       $  3,628,882
                                                                                   ============       ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $    603,402       $    751,976
     Due to related parties                                                              82,503            141,774
     Deferred revenues                                                                    8,339            235,923
     Deposits and other                                                                   2,912              2,612
                                                                                   ------------       ------------
            TOTAL CURRENT LIABILITIES                                                   697,156          1,132,285
STOCKHOLDERS' EQUITY
     Preferred stock, $100 par value; authorized - 100,000 shares;
        issued and outstanding - none                                                         -                  -
     Common stock, $.01 par value; authorized - 30,000,000 shares;
        issued and outstanding -  18,581,868 shares in 2000
        and 16,146,868 shares in 1999                                                   185,818            161,468
     Additional paid-in capital                                                      32,570,287         26,892,688
     Accumulated deficit                                                            (25,982,245)       (24,620,392)
     Accumulated other comprehensive income - unrealized gain on investment              77,333             62,833
                                                                                   ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                                6,851,193          2,496,597
                                                                                   ------------       ------------
                                                                                   $  7,548,349       $  3,628,882
                                                                                   ============       ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                       Three Months Ended
                                                                              -------------------------------------
                                                                                March 31,               March 31,
                                                                                  2000                    1999
                                                                              -------------           -------------
                                                                               (Unaudited)             (Unaudited)
REVENUE
     Children's recreational activities                                        $   268,734            $    319,443
     Licensing fees                                                                700,000                       -
                                                                               -----------            ------------
            TOTAL REVENUE                                                          968,734                 319,443

EXPENSES
     Direct operating expenses                                                   1,354,240                 704,512
     Selling, general and administrative expenses                                1,016,580                 278,365
     Depreciation and amortization                                                  11,212                  44,838
                                                                               -----------            ------------
            TOTAL EXPENSES                                                       2,382,032               1,027,715
                                                                               -----------            ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                              (1,413,298)               (708,272)

OTHER INCOME (EXPENSE)
     Litigation settlement                                                          (5,000)                      -
     Equity in net income of United Hotel                                                -                  50,141
     Equity in net loss of Genisys                                                       -                (210,133)
     Interest income                                                                79,340                  38,195
     Interest expense                                                              (35,356)               (115,735)
     Other, net                                                                     12,461                 (65,781)
                                                                               -----------            ------------
            TOTAL OTHER INCOME (EXPENSE)                                            51,445                (303,313)
                                                                               -----------            ------------

NET LOSS                                                                        (1,361,853)             (1,011,585)
                                                                               -----------            ------------

OTHER COMPREHENSIVE INCOME
     Unrealized holding gain on securities arising during the period                14,500                       -
                                                                               -----------            ------------

COMPREHENSIVE LOSS                                                             $(1,347,353)           $ (1,011,585)
                                                                               ===========            ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                         18,498,535              14,202,000
                                                                               ===========            ============

BASIC AND DILUTED LOSS PER SHARE                                               $     (0.07)           $      (0.07)
                                                                               ===========            ============

         See accompanying Notes to Consolidated Financial Statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Three Months Ended
                                                                                   ------------------------------------
                                                                                     March 31,              March 31,
                                                                                       2000                   1999
                                                                                   -------------           ------------
                                                                                    (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (1,361,853)           $ (1,011,585)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation and amortization                                              11,212                  44,838
              Loss on termination of lease                                                    -                  45,333
              Fair value of options and warrants granted to non-employees                     -                  34,188
              Equity in net loss of United Hotel                                              -                 (50,141)
              Equity in net loss of Genisys                                                   -                 210,133
              Accrual of interest income from related parties                           (15,960)                (34,490)
              Changes in operating assets and liabilities:
                  Receivables                                                            (5,958)                (79,883)
                  Deferred production cost                                              115,027                       -
                  Prepaid expenses and other current assets                              33,351                  35,424
                  Deposits                                                              (25,164)                      -
                  Accrued interest                                                            -                  77,293
                  Accounts payable and accrued expenses                                (148,574)                 54,172
                  Accrued expenses due to related parties                                 5,957                 107,194
                  Deferred revenues                                                    (227,584)                251,848
                                                                                   ------------            ------------
                  NET CASH USED IN OPERATING ACTIVITIES                              (1,619,546)               (315,676)
                                                                                   ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                (72,581)                (13,589)
     Loans receivable from Grand Havana                                                       -                 (75,000)
     Advances to related party                                                          (25,000)               (101,555)
     Payments of advances from related party                                            (59,271)                      -
     Deposits and other                                                                       -                 (12,893)
                                                                                   ------------            ------------
                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (156,852)               (203,037)
                                                                                   ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                             5,701,949                       -
     Common stock issued for warrants and options exercised                                   -                 181,000
                                                                                   ------------            ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                           5,701,949                 181,000
                                                                                   ------------            ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             3,925,551                (337,713)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,998,059                 799,369
                                                                                   ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  5,923,610            $    461,656
                                                                                   ============            ============

CASH PAID FOR:
    Interest                                                                       $          -            $     16,233
                                                                                   ============            ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
     Fair value of options and warrants to non-employees                           $          -            $     34,188
                                                                                   ============            ============
     Accretion in the carrying amount of common stock subject to                              -            $     27,000
      repurchase                                                                   ============            ============



         See accompanying Notes to Consolidated Financial Statements.

                         UNITED LEISURE CORPORATION
                NOTES TO CONSOLIDATED STATEMENTS (UNAUDITED)
                                 MARCH 31,2000

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2000 and 1999,
     (b) the consolidated financial position at March 31, 2000 and (c) the consolidated cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


2.   STOCKHOLDERS' EQUITY

     In November 1999 and January 2000, the Company's subsidiary, United Internet Technologies, Inc., granted options to purchase 4,250,000 shares and 640,000 shares, respectively, to its employees, officers and a member of the advisory board.

     In January 2000, the Company sold a total of 2,240,000 shares of its common stock for a total of $5,600,000, or $2.50 per share to five accredited investors. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the
     Act), pursuant to Section 4(2) of the Act. No general forms of advertising were used in connection with the issuance of shares. The purchasers acquired the shares for their own account. Each purchaser was, prior to the sale of the Company's securities, fully informed and advised about such matters concerning the Company as its business, financial affairs and other matters.

     From February 2000 to March 2000, options and warrants to purchase a total of 295,000 shares of common stock were exercised at prices ranging from $0.23 to $1.50 per share for a total of $226,950. The options and warrants were granted in 1999 to employees of the Company and in connection with certain services rendered. The issuance of shares of common stock upon conversion of the options and warrants was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. The option and warrant holders acquired the shares for their own account.


3.   LITIGATION

     The Company and its wholly-owned subsidiary, United Internet Technologies, Inc. ("UIT"), are parties in two patent infringement lawsuits, both involving Hyperlock Technologies, Inc. In the first action, Case No. 99C3776, filed on June 7, 1999 by Hyperlock in the Northern District of Illinois, Hyperlock alleged infringement by UIT of U.S. Patent Nos. 5,892,825 and 5,937,164. In the second action, originally filed by UIT on February 7, 2000 in the Central District of California, UIT alleged infringement by Hyperlock and Broadbridge Media, LLC of UIT's U.S. Patent No. 5,996,000. The California case has been transferred to the Northern District of Illinois, and has been consolidated with the earlier filed Illinois case. No settlements have been reached in either case.

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2000


4.  SEGMENT INFORMATION

     The Company operates in two business segments: developing and licensing Internet video technology and children's recreational activities. Children's recreational activities consist of summer day camps and children's play-learning centers known as Planet Kids.

     Segment operating loss is defined as total segment revenue reduced by operating expenses identifiable to that business segment. Corporate expenses include general corporate administrative costs. The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.


                                                CHILDREN'S
                                  INTERNET     RECREATIONAL    CONSOLIDATED
                                -----------    ------------    ------------
     2000
     ----
     Revenue                    $   700,000     $  268,734     $   968,734
     Loss from operations        (1,040,943)       (89,388)     (1,130,331)
     Assets                       4,025,140        139,571       4,164,711

     1999
     ----
     Revenue                              -        319,443         319,443
     Loss from operations          (192,532)      (168,036)       (360,568)
     Assets                         450,026      2,095,999       2,546,025


     Reconciliation from the segment information to the consolidated balances for loss from operations and assets is set forth below:

                                                        2000            1999
                                                    -----------     -----------
     Segment loss from operations                   $(1,130,331)    $  (360,568)
     Selling, general & administrative expense         (279,740)       (268,983)
     Depreciation and amortization                       (2,403)         (2,403)
     Other income (loss)                                 50,621        (379,631)
                                                    -----------     -----------
            Consolidated net loss                   $(1,361,853)    $(1,011,585)
                                                    ===========     ===========

     Segment asset                                  $ 4,164,711     $ 2,546,025
     Cash and cash equivalent                         2,222,724         317,887
     Receivables                                              -          48,167
     Prepaid expense                                      5,825          15,905
     Property and equipment                              25,981          34,900
     Investments                                        216,000       4,221,260
     Other assets                                       913,108         792,636
                                                    -----------     -----------
            Consolidated total assets               $ 7,548,349     $ 7,976,780
                                                    ===========     ===========

                          UNITED LEISURE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2000


5.   INVESTMENT IN AND LOAN RECEIVABLE FROM GRAND HAVANA

     On March 31, 2000, the quoted market value of the Company's investment in Grand Havana was $116,000. The Company recorded changes in the market value in Other Comprehensive Income. The valuation represents a mathematical calculation based on the closing quotation published by OTC Bulletin Board and is not necessarily indicative of the amounts that could be realized upon sale.

     Additional $15,960 in Loan Receivable from Grand Havana represents accrued interest income for three months ended March 31, 2000


6.   LOAN RECEIVABLE FROM OTHER - RELATED PARTY

     Changes in Loan Receivable from Other - Related Party represent additional advances made to Brian Shuster and an other related party in the first quarter of 2000.


7.   DUE FROM FORMER OFFICER

     Changes in Due from Former Officer represent net changes in due to and from Harry Shuster which arose from accrued interest income and accrued interest expense.


8.   DUE TO RELATED PARTIES

     Changes in Due to Related Parties represent payments to Brian Shuster for $65,000 and additional advances from Grand Havana for $5,729.

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

OVERVIEW

     Through its wholly owned subsidiary, United Internet Technologies, Inc. ("United Internet"), the Company is primarily engaged in the business of developing and licensing proprietary Internet technology and sites on the World Wide Web that incorporate the Company's technology. The Company has developed two proprietary technologies: (1) Parallel Addressing Technology and (2) Digitally Integrated Video Overlay ("DIVO"). The use of this technology is primarily licensed to others for their use. The Company has licensed an application for television to NBC, an application for wrestling and related activities to World Championship Wrestling, Inc. ("WCW") and travel-related applications to Genisys Reservation Systems, Inc. The Company's technology uses proprietary program instruction applications to provide a means of linking a full motion video on a user's CD-ROM or DVD-ROM drive to a site on the Web. The Company intends to pursue licensing agreements with others and may also develop its own Web sites.

     Before February 1997, the Company's primary business was to act as a developer and manager of facilities for children's recreational activities. As part of the Company's decision to reorient its business to developing and licensing its technology, it closed some of its facilities and intends to dispose of others. In August 1999, the Company sold real property located in El Cajon, California which was previously used for some of its children's recreational activities. In October 1999, the Company sold its real estate holdings in Las Vegas, Nevada. As a result of the reduced operations of the Company's children's recreational activities, it had significantly fewer employees through the first quarter of 2000.

Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Revenues

     The Company had total revenue of $968,734 in the quarter ended March 31, 2000, compared to total revenue of $319,443 for the quarter ended March 31, 1999, an increase of $649,291 or approximately 203%. This increase resulted primarily from revenues generated by licensing agreements in connection with interactive CD-ROMs for Teen People Magazine and for Nordstrom stores.

Children's Recreational Activities. Revenues from children's recreational activities decreased from $319,443 for the quarter ended March 31, 1999 to $268,734 in the quarter ended March 31, 2000, a decrease of approximately 16%. Because the Company reoriented its business to focus on its Internet technology and moved away from its historical emphasis on children's recreational activities, the Company expects its revenue from children's recreational activities to continue to decline in future periods.

Licensing Fees. Revenues from licensing fees increased from -0- in the quarter ended March 31, 1999 to $700,000 in the quarter ended March 31, 2000. The increase was due to the completion of a turn-key project, which involved the conception, design and production of an interactive CD-ROM for Teen People Magazine and Nordstrom stores.

Operating Expenses

     Operating expenses increased from $1,027,715 in the quarter ended March 31, 1999 to $2,382,032 in the quarter ended March 31, 2000 an increase of approximately 132%.

Direct Operating Expenses. Direct operating expenses increased from $704,512 in the quarter ended March 31, 1999 to $1,354,240 in the quarter ended March 31, 2000 an increase of approximately 92%. This increase is primarily due to the Teen People Magazine project and expenses incurred in connection with the growth of the Company's internet business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $278,365 in the quarter ended March 31, 1999 to $1,016,580 in the quarter ended March 31, 2000 an increase of 265%. This increase was primarily due to increased marketing expenses and expenses incurred in connection with the growth of the Company's internet business.

Depreciation and Amortization. Depreciation and amortization expenses decreased from $44,838 in the quarter ended March 31, 1999 to $11,212 in the quarter ended March 31, 2000 a decrease of 75%. This decrease was due to discontinued operations from children's recreational activities.

Other Income

     Other income consists of interest income, interest expense and litigation settlement. During the quarter ended March 31, 2000, other income was $51,445 an increase of $354,758 over the other expense during the quarter ended March 31, 1999. This increase was primarily due to the absence of a net loss from the Company's interest in Genisys Reservations Systems, Inc., a reduction in interest expense and an increase in interest income.

Net Loss

     For the quarter ended March 31, 2000, the Company had a net loss of ($1,361,853) or ($0.07) per share as compared to net loss of ($1,011,585) or ($0.07) per share for the quarter ended March 31, 1999. This increase in net loss is primarily a result of increased selling, general and administrative and direct operating expenses.

Liquidity and Financial Condition

     The Company has experienced operating losses in recent years. For the three months ended March 31, 2000, the Company had cash and cash equivalents of $5,923,610 and a working capital surplus of $5,362,809, an increase of 369%.

     Net cash used in operating activities was $1,619,546 in the quarter ended March 31, 2000 and $315,676 in the quarter ended March 31, 1999. This increase is primarily due to higher selling, general and administrative and direct operating expenses in connection with growth of the Company's internet business.

     Net cash used in investing activities was $156,852 in the quarter ended March 31, 2000 and $203,037 in the quarter ended March 31, 1999. This decrease is primarily due to a reduction in advances to a related party.

     Net cash provided by financing activities was $5,701,949 in the quarter ended March 31, 2000 and $181,000 in the quarter ended March 31, 1999. This increase is due to a private placement of common stock in January 2000.

     The Company's future capital requirements will depend on various factors including:

     1. The number of applications using the Company's technology that the Company wants to develop; and
     2. United Internet's need to hire additional technical and marketing personnel.

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

     The Company believes that its primary sources for cash over the next twelve months will be its current cash and income investments, repayment of amounts previously advanced by the Company to Grand Havana and the exercises of warrants. After repayment of a $1.9 million note payable to Westminster Capital, Inc., the Company realized in excess of $3 million from the October 1999 sale of its real estate holdings in Las Vegas, Nevada. Although the Company believes these sources will provide the Company with sufficient funds to meet the Company's anticipated working capital and capital expenditures needs for at least the next 12 months, there can be no assurance that this will be the case. With respect to the warrants, there can be no assurance that holders of warrants will exercise in sufficient number to generate significant cash for the Company.

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

Year 2000 Compliance

  The Company has tested its systems and products and believes that they are year 2000 compliant. The Company has also inquired of significant vendors of its internal systems as to their year 2000 readiness, and the Company has also tested its material internal systems. The Company believes that, based on these tests and assurances of vendors, the Company will not incur material costs to resolve year 2000 issues for products and internal systems. Furthermore, to date the Company has not experienced any year 2000 problems and customers or vendors have not informed the Company of any material year 2000 problems. Nevertheless, no assurance can be given that no year 2000 problems will arise or that if they arise the costs of fixing such problems will not be material. If the Company discovers that there are any year 2000 problems with products or software used in internal systems are not year 2000 compliant, then the Company will endeavor to make modifications our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by the Company to date related to year 2000 compliance are not material, and the Company do not anticipate incurring additional material costs related to year 2000 compliance.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company and its wholly-owned subsidiary, United Internet Technologies, Inc. ("UIT"), are parties in two patent infringement lawsuits, both involving Hyperlock Technologies, Inc. In the first action, Case No. 99C3776, filed on June 7, 1999 by Hyperlock in the Northern District of Illinois, Hyperlock alleged infringement by UIT of U.S. Patent Nos. 5,892,825 and 5,937,164. In the second action, originally filed by UIT on February 7, 2000 in the Central District of California, UIT alleged infringement by Hyperlock and Broadbridge Media, LLC of UIT's U.S. Patent No. 5,996,000. The California case has been transferred to the Northern District of Illinois, and has been consolidated with the earlier filed Illinois case. No settlements have been reached in either case.

Item 2.  Changes in Securities

     In January 2000, the Company sold a total of 2,240,000 shares of its common stock for a total of $5,600,000, or $2.50 per share to five accredited investors. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the Act), pursuant to
Section 4(2) of the Act. No general forms of advertising were used in connection with the issuance of shares. The purchasers acquired the shares for their own account. Each purchaser was, prior to the sale of the Company's securities, fully informed and advised about such matters concerning the Company as its business, financial affairs and other matters.

     From February 2000 to March 2000, options and warrants to purchase a total of 295,000 shares of common stock were exercised at prices ranging from $0.23 to $1.50 per share for a total of $226,950. The options and warrants were granted in 1999 to employees of the Company and in connection with certain services rendered. The issuance of shares of common stock upon conversion of the options and warrants was exempt from the registration provisions of the Act pursuant to
Section 4(2) thereof. The option and warrant holders acquired the shares for their own account.

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


                           United Leisure Corporation,
                           a Delaware corporation


May 19, 2000               By: /s/ Brian Shuster
                              --------------------------------------
                              Brian Shuster
                              Chairman of the Board and
                              Chief Executive Officer
                              (Duly Authorized Officer and Principal Financial Officer)