Form 10QSB
period 2000-06-30
UNITED LEISURE CORP
filed 2000-08-14
CIK 59684

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________.

COMMISSION FILE NUMBER 0-6106

                           UNITED LEISURE CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               13 - 2652243
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         1990 WESTWOOD BOULEVARD, PENTHOUSE
                         LOS ANGELES, CALIFORNIA 90025-4650
            (Address, including zip code, of principal executive offices)


                                 (310) 441-0900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [__]

      Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                     OUTSTANDING
    Common Stock, par value                      19,887,377 shares, as
    $0.01 per share.                             of August 7, 2000

     Transitional Small Business Disclosure Format (Check one): Yes [__] No [X]


================================================================================

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements.......................................1

                  Condensed Consolidated Balance Sheets, June 30,
                  2000 and December 31, 1999.................................1

                  Condensed Consolidated Unaudited Statements of
                  Operations and Comprehensive Income (Loss) for
                  the Three Months Ended June 30, 2000 and 1999 and
                  Six Months Ended June 30, 2000 and 1999....................2

                  Condensed Consolidated Unaudited Statements of
                  Cash Flows for the Six Months Ended June 30, 2000
                  and 1999...................................................3

                  Notes to Condensed Consolidated Unaudited
                  Financial Statements.......................................4

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................7

PART II. OTHER INFORMATION

         ITEM 1   Legal Proceedings.........................................12

         ITEM 2.  Changes in Securities.....................................12

         ITEM 3.  Defaults Upon Senior Securities...........................12

         ITEM 4.  Submission of Matters to a Vote of Security Holders.......12

         ITEM 5.  Other Information.........................................12

         ITEM 6.  Exhibits and Reports on Form 8-K..........................12

SIGNATURE...................................................................13

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                                                        2000           1999
                                                    -----------    ------------
                                                    (Unaudited)      (Audited)

ASSETS
Current assets
   Cash and cash equivalents....................      $9,216,667     $1,998,059
   Receivables..................................          78,449         88,540
   Deferred production cost.....................               -        115,027
   Prepaid expenses and other current assets....          86,837         75,208
                                                     ------------  -------------
Total current assets............................       9,381,953      2,276,834
                                                     ------------  -------------

Property and equipment, net.....................         388,773        181,765
                                                     ------------  -------------

Investments
   Investment in HEP II at equity - related party        100,000        100,000
   Investment in Grand Havana at fair value-related
   party........................................         135,913        101,500
                                                     ------------  -------------
Total investments...............................         235,913        201,500
                                                     ------------  -------------

Other Assets
   Loan receivable from Grand Havana - related party     812,013        779,680
   Loans receivable from other - related party..          71,387         46,387
   Patent costs ................................         147,208              -
   Capitalized development costs................         238,085              -
   Due from former officer......................           6,250         81,027
   Deposits and other assets....................          82,648         61,689
                                                     ------------  -------------
Total other assets..............................       1,357,591        968,783
                                                     ============  =============
                                                     $11,364,230     $3,628,882
                                                     ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses........       $ 671,997      $ 751,976
   Due to related parties.......................          71,529        141,774
   Deferred revenues............................           7,214        235,923
   Deposits and other...........................           2,912          2,612
                                                     ------------  -------------
Total current liabilities.......................         753,652      1,132,285
Stockholders' Equity
   Preferred stock, $100 par value;
     authorized - 100,000 shares; issued and
     outstanding - none.........................               -              -
   Common Stock, $.01 par  value; authorized -
     30,000,000 shares; issued and outstanding -
     19,681,827 shares in 2000 and 16,146,868
     shares in 1999.............................         196,818        161,468
   Additional paid-in capital...................      37,574,384     26,892,688
   Accumulated deficit..........................     (27,257,871)  (24,620,392)
   Accumulated other comprehensive income -
     unrealized gain on investment..............          97,247         62,833
                                                     ------------  -------------
Total stockholders' equity......................      10,610,578      2,496,597
                                                     ============  =============

                                                     $11,364,230     $3,628,882
                                                     ============  =============

 See accompanying notes to condensed consolidated unaudited financial statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)


                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          ------------------------  -------------------------
                                                           JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                             2000         1999         2000          1999
                                                          -----------  -----------  ------------  -----------

Revenue
   Recreational and corporate activities.........        $  208,776   $  282,097   $   477,510    $  601,540
   Licensing fees................................             1,567      200,000       701,567       200,000
                                                         -----------  -----------  ------------  ------------
Total Revenue....................................           210,343      482,097     1,179,077       801,540

Expenses
   Direct operating expenses.....................           522,944      673,843     1,877,184     1,224,860
   Selling, general and administrative expenses..         1,068,862      492,400     2,085,442       890,072
   Non-cash compensation expense.................           384,201      203,512       615,260       237,700
   Depreciation and amortization.................            16,091       40,989        27,303        85,827
                                                        -------------  ----------   ------------  ------------
Total expenses...................................         1,992,098    1,410,744     4,605,189     2,438,459
                                                        -------------  ----------   ------------  ------------

Loss before other income (expense)...............        (1,781,755)    (928,647)   (3,426,112)   (1,636,919)

Other income (expense)
   Litigation settlement.........................                 -     (185,000)       (5,000)     (185,000)
   Equity in net loss of United Hotel............                 -      (96,476)            -       (46,335)
   Equity in net loss of Netcruise...............                 -            -             -      (210,133)
   Gain on sale of investment in Netcruise.......           600,000            -       600,000             -
   Interest income...............................           160,513       41,806       239,853        80,001
   Interest expense..............................           (34,434)     (96,766)      (69,790)     (212,501)
   Other, net....................................            11,110       30,810        23,571       (34,971)
                                                        -----------  -----------   -----------     -----------
Total other income (expense).....................           737,189     (305,626)      788,634      (608,939)
                                                        -----------  -----------   -----------     -----------

Net loss.........................................        (1,044,566)  (1,234,273)   (2,637,478)   (2,245,858)

Other comprehensive income
   Unrealized holding gain on securities arising
   during the period.............................           19,913             -        34,413             -
                                                       ============  ===========   ============   ============
Comprehensive loss...............................      $(1,024,653)  $(1,234,273)  $(2,603,065)   $(2,245,85)
                                                       ============  ============  ============   ============

Weighted average number of common
shares outstanding..............................        19,595,841    15,525,854    19,047,188    14,462,851
                                                       ============  ============  ============  =============

Basic and diluted loss per share................            $(0.05)       $(0.08)       $(0.14)       $(0.16)
                                                       ============  ============  ============  =============



See accompanying notes to condensed consolidated unaudited financial statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS


                                                               SIX MONTHS ENDED
                                                          ----------------------------
                                                            JUNE 30,       JUNE 30,
                                                              2000           1999
                                                          -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss...............................................   $(2,637,478)   $(2,245,858)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization.....................         11,212         85,827
     Loss on termination of lease......................              -         45,333
     Fair value of options and warrants granted to
       non-employees...................................        615,260        237,700
     Equity in net loss of United Hotel................              -         46,335
     Equity in net loss of Netcruise...................              -        210,133
     Accrual of interest income from related parties...        (32,333)       (24,717)
Changes in operating assets and liabilities:
     Receivables.......................................         10,091         19,765
     Deferred production cost..........................        115,027              -
     Patent costs......................................       (147,208)             -
     Prepaid expenses and other current assets.........        (11,629)        31,470
     Deposits..........................................        (20,659)        (3,041)
     Accrued interest..................................             -         148,347
     Accounts payable and accrued expenses.............        (79,979)        66,385
     Accrued expenses due to related parties...........         74,777         60,000
     Deferred revenues.................................       (228,709)        86,465
     Litigation settlement.............................              -        185,000
                                                          -------------  -------------
Net cash used in operating activities..................     (2,331,628)    (1,050,856)
                                                          -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment....................       (218,220)       (37,257)
Loans receivable from Grand Havana.....................              -        (75,000)
Advances to related party..............................        (25,000)       (87,636)
Payments of advances from related party................        (70,245)             -
Development costs......................................       (238,085)             -
Deposits and other.....................................              -        (10,156)
                                                          -------------  -------------
Net cash used in investing activities..................       (551,550)      (210,049)
                                                          -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock.....................      5,701,949      1,500,000
Common stock issued for warrants and options exercised.      4,399,837        186,300
                                                          -------------  -------------
Net cash provided by financing activities..............     10,101,786      1,686,300
                                                          -------------  -------------

Net increase in cash and cash equivalents..............      7,218,608        425,395
Cash and cash equivalents, beginning of period.........      1,998,059        799,369
                                                          -------------  -------------
Cash and equivalents, end of period....................     $9,216,667     $1,224,764
                                                          -------------  -------------

See accompanying notes to condensed consolidated unaudited financial statements.

                           UNITED LEISURE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.    BASIS OF PRESENTATION

The interim condensed consolidated unaudited financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2000 and 1999,
(b) the consolidated financial position at June 30, 2000 and December 31, 1999, and (c) the consolidated cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 1999 was derived from the audited consolidated balance sheet at that date. The condensed consolidated unaudited financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The condensed consolidated unaudited financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.    STOCKHOLDERS' EQUITY

In January 2000, the Company sold a total of 2,240,000 shares of its common stock for a total consideration of $5,600,000, or $2.50 per share, to five accredited investors. The offer and sale of the shares was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. No general forms of advertising were used in connection with the issuance of the shares. The purchasers acquired the shares for their own account. Each purchaser was, prior to the sale of the Company's securities, fully informed and advised about such matters concerning the Company as its business, financial affairs and other matters.

From February 2000 to March 2000, options and warrants to purchase a total of 195,000 shares of common stock of the Company were exercised at prices ranging from $0.23 to $1.50 per share for a total of $126,950. The options and warrants were granted in 1999 to employees of the Company and to certain third parties in connection with certain services rendered by them to the Company. The issuance of shares of common stock upon exercise of the options and warrants was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. The option and warrant holders acquired the shares for their own account.

During the three months ended June 30, 2000, 1,099,959 Class A Warrants were exercised at an exercise price of $4.00 each, resulting in proceeds of $4,399,836 to the Company.

In November 1999 and January 2000, the Company's subsidiary, United Internet Technologies, Inc. ("UIT"), granted options to purchase 4,250,000 shares and 665,000 shares, respectively, of its common stock to employees, officers and a member of the advisory board of UIT. Additionally, in May and June 2000, UIT granted options to purchase 1,302,500 shares of its common stock to employees and members of the advisory board of UIT.

3.    LITIGATION

The Company and UIT are parties to two patent infringement lawsuits, both involving Hyperlock Technologies, Inc. In the first action, Case No. 99C3776, filed on June 7, 1999 by Hyperlock in the Northern District of Illinois, Hyperlock has alleged infringement by UIT of U.S. Patents Nos. 5,892,825 and 5,937,164. In the second action, originally filed by UIT on February 7, 2000 in the Central District of California, UIT has alleged infringement by Hyperlock and Broadbridge Media, LLC of UIT's U.S. Patent No. 5,996,000. The California case has been transferred to the Northern District of Illinois, and has been consolidated with the earlier filed Illinois case. On June 28, 2000, in response to representations made by Broadbridge's counsel, the court dismissed Count I of the complaint against UIT (alleging infringement by UIT of U.S. Patent No. 5,892,825) without prejudice.

                  UNITED LEISURE CORPORATION NOTES TO CONDENSED
           CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2000


4.    SEGMENT INFORMATION

The Company operates in two business segments: developing and licensing Internet technology and Recreational and corporate activities. Recreational and corporate activities consist of summer day camps and children's play-learning centers known as Planet Kids. Segment operating loss is defined as total segment revenue reduced by operating expenses identifiable to that business segment. Corporate expenses include general corporate administrative costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

                                                  INTERNET    RECREATIONAL
                                                  TECHNOLOGY  AND CORPORATE  CONSOLIDATED
                                                  ----------  -------------  -------------

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Revenue........................................   $  701,567  $    477,510   $  1,179,077
Direct Operating Expense.......................   (1,208,061)     (669,123)    (1,877,184)
Selling, General and Administrative Expense....   (1,610,793)     (474,649)    (2,085,442)
Non-Cash Compensation Expense..................     (615,260)            -       (615,260)
Loss from operations...........................   (2,027,515)     (609,963)    (2,637,478)
Assets.........................................    8,089,966     3,274,264     11,364,230

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Revenue........................................      200,000       601,540        801,540
Direct Operating Expense.......................      426,199       798,661      1,224,860
Selling, General and Administrative Expense....      211,219       678,853        890,072
Non-Cash Compensation Expense..................      237,700             -        237,700
Loss from operations...........................     (617,290)   (1,628,568)    (2,245,858)
Assets.........................................      142,871     8,399,359      8,542,230


5.    INVESTMENT IN AND LOAN RECEIVABLE FROM GRAND HAVANA

On June 30, 2000, the quoted market value of the Company's investment in Grand Havana was $135,913. The Company recorded changes in the market value in Other Comprehensive Income. The valuation represents a mathematical calculation based on the closing quotation published by the OTC Bulletin Board for the common stock of Grand Havana and is not necessarily indicative of the amount that could be realized upon sale.

An additional $16,373 in Loan Receivable from Grand Havana represents accrued interest income for the three months ended June 30, 2000.

6.    DUE FROM FORMER OFFICER

Changes in Due from Former Officer represent net changes in due to and from Harry Shuster, which arose from accrued interest income and accrued interest expense.

7.    DUE TO RELATED PARTIES

Changes in Due to Related Parties represent payments to Brian Shuster of $65,000 and additional advances from Grand Havana of $5,729.

                           UNITED LEISURE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


8.    SUBSEQUENT EVENT

In July 2000, UIT formed a European subsidiary, Interactive Internet Technologies (IIT) GmbH, based in Hamburg, Germany. The subsidiary was funded with $2 million in equity financing from private German investors. UIT retains a 61.1% share ownership in IIT, the private investors own 33.3% and the European management of IIT will own the remaining 5.6%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements can be identified by the use of such words as "may," "expect," "believe," "anticipate," "intend" and similar expressions. Such statements involve risks and uncertainties that could cause the Company's actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, costs and uncertainties associated with future developments, concerns regarding the Company's liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. The Company undertakes no
obligation   to  publicly   release   the  result  of  any   revision  of  these
forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the Company's condensed consolidated unaudited financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

Through its subsidiary, United Internet Technologies, Inc. ("UIT"), the Company is primarily engaged in the business of developing technologies that control and enable a wide range of devices, such as household and business appliances and medical monitoring devices to communicate and be controlled over the Internet and other digital systems, cable, television and wireless networks. The Company has developed two proprietary technologies: (1) an Intelligent Control Interactive TechnologyTM (I-C-ITTM) platform and (2) Digitally Integrated Video OverlayTM ("DIVOTM").

UIT has developed Intelligent Control Interactive Technology(TM) ("I-C-IT(TM)"), a proprietary platform of hardware and software for networking devices through various digital delivery systems such as the Internet, cable, television and wireless networks. Devices empowered with I-C-IT technology become networkable. This means that these devices can communicate with the user and/or other devices and be accessed and controlled by the user or other devices from a remote location. The I-C-IT enabled products are built to function in low bandwidth environments suitable for consumer markets. Management's intention is to expand the I-C-IT platform by developing new applications for different industry sectors serving specific business needs.

Digitally Integrated Video Overlay(TM) (DIVO(TM)) is a technology that allows high-quality video to be delivered over the Internet while connected with a standard dial-up telephone line. DIVO files are activated by a server that can instruct any computer's CD-ROM or DVD-ROM drive and have it activate video files that have been locally stored on a CD-ROM or DVD-ROM. This process integrates video material into a website. Once the DIVO software has been downloaded to the personal computer, the video content can be updated by passive download or through the distribution of additional CD-ROMs/DVDs. DIVO technology enhances the web presentation experience and management believes that it is suitable for the entertainment, travel, shopping, corporate and educational markets.

To date, the Company has generally licensed the DIVO technology to large customers as part of turnkey projects custom-designed for each individual customer. For instance, the Company has licensed an application of the DIVO technology for television to NBC, an application of the technology for wrestling and related activities to World Championship Wrestling, Inc. ("WCW") and travel-related applications of the technology to Netcrusie.com, Inc. (formerly known as Genisys Reservation Systems, Inc.). The Company currently intends to begin offering a licensable software version of its DIVO technology in the third quarter of 2000.

Before February 1997, the Company's primary business was to act as a developer and manager of facilities for recreational and corporate activities. As part of the Company's decision to reorient its business to developing and licensing its technology, it closed some of these facilities. In August 1999, the Company sold real property located in El Cajon, California, which was previously used for some of its recreational and corporate activities. In October 1999, the Company sold its real estate holdings in Las Vegas, Nevada.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

Revenues

      The Company had total revenues of $210,343 for the quarter ended June 30, 2000, compared to total revenues of $482,097 for the quarter ended June 30, 1999, a decrease of $271,754 or approximately 56%. This decrease resulted from an approximately 26% decrease in revenue from recreational and corporate activities and from a 99% decrease in licensing revenue which resulted from the Company's decision to refocus its DIVO(TM) technology licensing strategy from providing customized turnkey licensing projects to creating a licensable software product. Management determined to focus its efforts on technology development and move away from inclusive turnkey web management projects for individual customers. Management believes that the development of licensable versions of its DIVO(TM) technologies will lead to higher margin product and service offerings. Turnkey licensing efforts were reduced while the Company focused its efforts on developing its new licensable software application. The Company currently plans to begin offering a licensable software version of its DIVO technology in the third quarter of 2000.

      LICENSING FEES. Revenues from licensing fees were $1,567 for the quarter ended June 30, 2000, compared to $200,000 for the quarter ended June 30, 1999, a decrease of $198,433. The decrease in licensing revenue is attributable to the Company's decision to refocus its DIVO(TM) technology licensing strategy from providing turnkey licensing projects to creating a licensable software product. The Company currently plans to begin offering a licensable software version of its DIVO technology in the third quarter of 2000.

      RECREATIONAL AND CORPORATE ACTIVITIES. Revenues from recreational and corporate activities were $208,776 for the quarter ended June 30, 2000 compared to $282,097 for the quarter ended June 30, 1999, a decrease of $73,321 or approximately 26%. This is the result of the Company reorienting its business to focus on its Internet technology while moving away from its historical emphasis on recreational and corporate activities. The Company expects its revenue from recreational and corporate activities to continue to decline in future periods.

Operating Expenses

      Operating expenses were $1,992,098 for the quarter ended June 30, 2000 compared to $1,410,744 for the quarter ended June 30, 1999 an increase of $581,354, or approximately 41%. Of this increase, $384,201 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board. The Company also had increased expenses in connection with the development of the I-C-IT technology platform, increased marketing expenditures related to UIT's DIVO technology, and increased personnel costs as a result of a significant build-up of employees in the Internet technology business, as well as increased legal and consulting fees in connection with the establishment of a new corporate and operational framework for the business.

      DIRECT OPERATING EXPENSES. Direct operating expenses were $522,944 for the quarter ended June 30, 2000 compared to $673,843 for the quarter ended June 30, 1999 a decrease of $150,894 or approximately 22%. This decrease is primarily due to decreased expenses from recreational and corporate activities offset by increased expenditures incurred in connection with the build-up of the Company's Internet business described above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,068,862 for the quarter ended June 30, 2000 compared to $492,400 for the quarter ended June 30, 1999 an increase of $576,462 or approximately 117%. This increase was primarily due to increased expenses in connection with the development of the I-C-IT technology platform, increased marketing expenditures related to the DIVO(TM) technology and increased personnel costs as a result of the build-up of employees in the Internet technology business.

      NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were $384,201 for the quarter ended June 30, 2000 compared to $203,512 for the quarter ended June 30, 1999 an increase of $180,689 or approximately 89%. This increase was due to options to purchase shares of UIT common stock granted to members of UIT's advisory board.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $16,091 for the quarter ended June 30, 2000 compared to $40,989 for the quarter ended June 30, 1999 a decrease of $24,898 or approximately 61%. This decrease was due to a reduced depreciable asset base in connection with discontinued operations from recreational and corporate activities.

Other Income

      Other income consists of interest income, interest expense, gain on sale, and litigation settlement. During the quarter ended June 30, 2000, other income was $737,189 compared to other expense of $305,626 for the quarter ended June 30, 1999, an increase of $1,042,815. This increase was primarily due to the gain of $600,000 during the quarter ended June 30, 2000 on the sale of the Company's investment in Netcruise.com, Inc (formerly known as Genisys Reservation Systems, Inc.) UIT received the Netcruise.com, Inc. shares as compensation for the licensing of its technology in a prior year. The remainder of the increase in other income resulted from an increase in interest income of $118,707.

Net Loss

      For the reasons stated above, for the quarter ended June 30, 2000, the Company had a net loss of ($1,044,566) or ($0.05) per share as compared to a net loss of ($1,234,273) or ($0.08) per share for the quarter ended June 30, 1999.

                   SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1999

Revenues

      The Company had total revenues of $1,179,077 for the six months ended June 30, 2000, compared to total revenues of $801,540 for the six months ended June 30, 1999, an increase of $377,537 or approximately 47%. This increase resulted primarily from $700,000 in revenues generated in the first quarter of 2000 pursuant to licensing agreements related to interactive CD-ROMs utilizing the Company's DIVO technology which were created for Teen People Magazine and for Nordstrom, Inc.

      LICENSING FEES. Revenues from licensing fees were $701,567 for the six months ended June 30, 2000, compared to $200,000 for the six months ended June 30, 1999, an increase of $501,567 or approximately 251%. The increase in licensing revenue is primarily from $700,000 in revenues generated in the first quarter of 2000 pursuant to licensing agreements related to interactive CD-ROMs utilizing the Company's DIVO technology, which were created by the Company for Teen People Magazine and Nordstrom, Inc. Licensing revenues decreased significantly during the second quarter of 2000. This decrease in licensing revenue is attributable to the Company's decision to refocus it's DIVO(TM) technology licensing strategy from providing customized turnkey licensing projects for individual customers to development of a licensable software product. The Company currently plans to begin offering a licensable software version of its DIVO technology in the third quarter of 2000.

      RECREATIONAL AND CORPORATE ACTIVITIES. Revenue from recreational and corporate activities for the six months ended June 30, 2000 were $477,510 compared to $601,540 for the six months ended June 30, 1999 a decrease of $124,030 or approximately 21%. This is the result of the Company reorienting its business to focus on its Internet technology while moving away from its historical emphasis on recreational and corporate activities, the Company expects its revenue from recreational and corporate activities to continue to decline in future periods.

Operating Expenses

      Total operating expenses increased to $4,605,189 for the six months ended June 30, 2000, from $2,438,459 for the six months ended June 30, 1999, an increase of $2,116,730 or approximately 89%. Of this increase, $615,260 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board. The balance of the increase was primarily due to the increase in expenses incurred in connection with the refocusing of the Company's Internet technology licensing strategy and development of the I-C-IT technology platform, increased marketing expenditures related to UIT's DIVO technology, and increased personnel costs as a result of a significant build-up of employees in the Internet technology business, as well as increased legal and consulting fees in connection with the build-up of the Company and the establishment of a new corporate and operational framework for the business.

      DIRECT OPERATING EXPENSES. Direct operating expenses were $1,877,184 for the six months ended June 30, 2000 compared to $1,224,860 for the six months ended June 30, 1999 an increase of $652,324 or approximately 53%. This increase is primarily due to expenses incurred in connection with the Teen People Magazine project in the first quarter of 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,085,442 for the six months ended June 30, 2000 compared to $890,072 for the six months ended June 30, 1999, $1,195,370 or approximately 134%. This increase was primarily due to increased expenses in connection with the development of the I-C-IT technology platform, increased marketing expenditures related to the DIVO(TM) technology and increased personnel costs as a result of a build-up of employees in the Internet technology business.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $27,303 for the six months ended June 30, 2000 compared to $85,827 for the six months ended June 30, 1999 a decrease of $58,524 or approximately 68%. This decrease was due to a reduced depreciable asset base in connection with discontinued operations from recreational and corporate activities.

      NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were $615,260 for the six months ended June 30, 2000, compared to $237,700 for the six months ended June 30, 1999, an increase of $377,560 or approximately 159%. This increase is due to options to purchase shares of UIT common stock granted to members of UIT's advisory board.

Other Income

      Other income consists of interest income, interest expense, gain on sale, and litigation settlement. During the six months ended June 30, 2000, other income was $788,634 compared to other expense of $608,939 for the six months ended June 30, 1999, an increase of $1,397,573. This increase was primarily due to the gain of $600,000 during the six months ended June 30, 2000 on the sale of the Company's investment in Netcruise.com, Inc (formerly known as Genisys Reservation Systems, Inc.). UIT received the Netcruise.com, Inc. shares as compensation for the licensing of its technology in a prior year. The remainder of the increase in other income resulted from an increase in interest income of $159,852.

Net Loss

      For the reasons stated above, for the six months ended June 30, 2000, the Company had a net loss of ($2,637,478) or ($0.14) per share, compared to a net loss of $(2,245,858) or ($0.16) per share for the six months ended June 30, 1999.

LIQUIDITY AND FINANCIAL CONDITION

      The Company is experiencing operating losses. At June 30, 2000, the Company had cash and cash equivalents of $9,216,667 and working capital of $8,628,301, compared to cash and cash equivalents of $1,998,059 and working capital of $1,144,549 at December 31, 1999, an increase in working capital of approximately 653%. This increase is primarily due to the increase in cash generated from issuances of common stock and a reduction in current liabilities during the six months ended June 30, 2000.

      Net cash used in operating activities was $2,331,628 for the six months ended June 30, 2000 as compared to $1,050,856 for the six months ended June 30, 1999. This increase is primarily due to higher selling, general and administrative and direct operating expenses in connection with restructuring of the Company's Internet technology business, development of the I-C-IT technology platform, increased marketing expenditures related to UIT's DIVO technology, increased personnel costs related to the build-up of employees in the Internet technology business and increased legal and consulting expenses.

      Net cash used in investing activities was $551,550 for the six months ended June 30, 2000, compared to $210,049 for the six months ended June 30, 1999. This increase is primarily due to an increase in purchases of equipment, organizational build up of UIT and capitalized development costs in connection with the Company's Internet technology business.

      Net cash provided by financing activities was $10,101,786 for the six months ended June 30, 2000, compared to $1,686,300 for the six months ended June 30, 1999. This increase is due to a private placement of the Company's common stock in January 2000 and to issuances of common stock upon exercise of outstanding Class A Warrants and stock options.

      The Company's future capital requirements will depend on various factors including:

      1. The number of applications using the Company's technology that the Company determines to develop; and

      2. United Internet's need to hire additional technical and marketing personnel.

      If the Company is unable to raise additional funds when needed, through the private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if it is available, that it will be available on terms acceptable to the Company. If the Company is unable to sell its securities or obtain financing to meet its working capital needs, the Company may have to consider such alternatives as selling or pledging portions of its assets, among other possibilities, in order to meet such obligations.

      The Company believes that its primary sources for cash over the next twelve months will be its current cash and income from investments, and the exercise of outstanding warrants. Although the Company believes these sources will provide the Company with sufficient funds to meet the Company's anticipated working capital and capital expenditures needs for at least the next 12 months, there can be no assurance that this will be the case. With respect to the warrants, there can be no assurance that holders of warrants will exercise in a sufficient number to generate significant cash for the Company.

      The Company wishes to expand its development and marketing capabilities for its Internet technology. While the continued development of some applications can be funded from internal sources, more aggressive development and marketing may require additional financing from either public or private sources. To accomplish this, the Company may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. There can be no assurance, however, that the Company will be able to acquire additional financing on favorable terms, or at all.

YEAR 2000 COMPLIANCE

      The Company did not experience any material business interruption as a result of the Year 2000 issue. Our own software applications functioned well and we did not experience any problem with the software applications of our suppliers and vendors. We will continue to monitor our critical computer applications throughout the Year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      The Company and its wholly-owned subsidiary, United Internet Technologies, Inc. ("UIT"), are parties in two patent infringement lawsuits, both involving Hyperlock Technologies, Inc. In the first action, Case No. 99C3776, filed on June 7, 1999 by Hyperlock in the Northern District of Illinois, Hyperlock has alleged infringement by UIT of U.S. Patent Nos. 5,892,825 and 5,937,164. In the second action, originally filed by UIT on February 7, 2000 in the Central District of California, UIT has alleged infringement by Hyperlock and Broadbridge Media, LLC of UIT's U.S. Patent No. 5,996,000. The California case has been transferred to the Northern District of Illinois, and has been consolidated with the earlier filed Illinois case. On June 28, 2000, in response to representations made by Broadbridge's counsel, the court dismissed Count I of the complaint against UIT (alleging infringement by UIT of U.S. Patent No. 5,892,825) without prejudice.

ITEM  2. CHANGES IN SECURITIES

      Not Applicable

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM  5. OTHER INFORMATION

      Not Applicable.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

      27 Financial Data Schedule

      (b)  REPORTS ON FORM 8-K

      Not Applicable.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED LEISURE CORPORATION,
                                    (Registrant)


August 11, 2000                     BY: /S/ BRIAN SHUSTER
                                    ---------------------------------
                                    Brian Shuster
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer and
                                    Principal Financial Officer)

EXHIBIT INDEX

      NO.   DESCRIPTION
      --    -----------
      27    Financial Data Schedule