Form 10QSB
period 2000-09-30
UNITED LEISURE CORP
filed 2000-11-14
CIK 59684

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-QSB

                                  ------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [X]        No [__]

         Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                         OUTSTANDING
             -----                                         -----------
          Common Stock, par value                          20,410,375 shares, as
          $0.01 per share.                                 of November 6, 2000

         Transitional Small Business Disclosure
         Format (Check one):                        Yes [_]     No [X]


================================================================================

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE

PART I.    FINANCIAL INFORMATION

           ITEM 1.      Financial Statements...................................1

                        Condensed Consolidated Balance Sheets,
                        September 30, 2000 (unaudited)
                        and December 31, 1999 (audited)........................1

                        Condensed Consolidated Unaudited
                        Statements of Operations and Comprehensive
                        Income (Loss) for the Three Months
                        Ended September 30, 2000 and 1999 and
                        Nine Months Ended September 30, 2000 and 1999..........2

                        Condensed Consolidated Unaudited Statements
                        of Cash Flows for the Nine Months
                        Ended September 30, 2000 and 1999......................3

                        Notes to Condensed Consolidated
                        Unaudited Financial Statements.........................4

           ITEM 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................8

PART II.   OTHER INFORMATION

           ITEM 1       Legal Proceedings.....................................15

           ITEM 2.      Changes in Securities.................................15

           ITEM 3.      Defaults Upon Senior Securities.......................15

           ITEM 4.      Submission of Matters to a Vote of
                        Security Holders......................................15

           ITEM 5.      Other Information.....................................15

           ITEM 6.      Exhibits and Reports on Form 8-K......................15

SIGNATURE.....................................................................16

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                    2000                 1999
                                                                                (Unaudited)           (Audited)
ASSETS

Current assets
     Cash and cash equivalents.........................................           $  9,725,952         $  1,998,059
     Receivables.......................................................                  4,917               88,540
     Deferred production cost..........................................                      -              115,027
     Prepaid expenses and other current assets.........................                194,438               75,208
                                                                              -----------------    -----------------
Total current assets...................................................              9,925,307            2,276,834
                                                                              -----------------    -----------------

Property and equipment, net............................................                809,890              181,765
                                                                              -----------------    -----------------

Investments
     Investment in HEP II at equity - related party....................                100,000              100,000
     Investment in Grand Havana at fair value - related party..........                105,753              101,500
                                                                              -----------------    -----------------
Total investments......................................................                205,753              201,500
                                                                              -----------------    -----------------

Other Assets
     Loan receivable from Grand Havana - related party.................                830,722              779,680
     Loans receivable from other - related party.......................                409,406               46,387
     Patent costs .....................................................                155,709                    -
     Capitalized development costs.....................................                488,507                    -
     Due from former officer...........................................                      -               81,027
     Deposits and other assets.........................................                 80,618               61,689
                                                                              -----------------    -----------------
Total other assets.....................................................              1,964,962              968,783
                                                                              -----------------    -----------------
Total assets...........................................................           $ 12,905,912         $  3,628,882
                                                                              =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses.............................            $   773,170          $   751,976
     Due to related parties............................................                 98,498              141,774
     Deferred revenues.................................................                  8,549              235,923
     Deposits and other................................................                  3,412                2,612
                                                                              -----------------    -----------------
Total current liabilities..............................................                883,629            1,132,285
Minority Interest......................................................                306,814                    -
Stockholders' Equity
     Preferred stock, $100 par value; authorized - 100,000 shares;
       issued and outstanding - none...................................                      -                    -
     Common Stock, $.01 par value;  authorized - 30,000,000  shares;
       issued and outstanding - 20,405,742 shares in 2000 and
       16,230,868 shares in 1999.......................................                202,766              161,468
     Additional paid-in capital........................................             41,129,392           26,892,688
     Accumulated deficit...............................................            (29,685,318)         (24,620,392)
     Accumulated other comprehensive income - unrealized gain on
       investment......................................................                 68,629               62,833
                                                                              -----------------    -----------------
Total stockholders' equity.............................................             11,715,469            2,496,597
                                                                              -----------------    -----------------

Total liabilities and stockholders; equity.............................           $ 12,905,912         $  3,628,882
                                                                              =================    =================

See accompanying notes to condensed consolidated unaudited financial statements.


                                              UNITED LEISURE CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)



                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      -------------------------------------  ---------------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,
                                                            2000               1999               2000                  1999
                                                      -----------------   -----------------  -----------------    ------------------
Revenue
     Recreational and corporate activities..........      $   222,539        $   295,575        $   700,049           $   897,115
     Licensing fees.................................                -             40,000            701,567               240,000
                                                      -----------------   -----------------  -----------------    ------------------
Total Revenue.......................................          222,539            335,575          1,401,616             1,137,115

Expenses
     Direct operating expenses......................          924,208            644,900          2,801,392             2,162,791
     Selling, general and administrative expenses...          601,888            936,914          2,687,330             1,771,655
     Non-cash compensation expense..................        1,222,567            237,700          1,837,827               237,700
     Depreciation and amortization..................           39,896             24,302             67,199               110,129
                                                      -----------------   -----------------  -----------------    ------------------
Total expenses......................................        2,788,559          1,843,816          7,393,748             4,282,275
                                                      -----------------   -----------------  -----------------    ------------------

Loss before other income (expense) .................       (2,566,020)        (1,508,241)        (5,992,132)           (3,145,160)

Other income (expense)
     Litigation settlement..........................                 -           (57,789)            (5,000)             (242,789)
     Equity in net loss of United Hotel.............                 -           (87,597)                  -             (133,932)
     Equity in net loss of Netcruise................                 -                  -                  -             (210,133)
     Loss on sale of assets.........................                 -          (705,265)                  -             (705,265)
     Gain on sale of investment in Netcruise........                 -                  -           600,000                      -
     Interest income................................          136,051             42,514            375,904               122,515
     Interest expense...............................           (2,126)          (157,961)           (71,916)             (370,462)
     Other, net.....................................            4,647            136,917             28,218               101,946
                                                      -----------------   ----------------   -----------------    ------------------
Total other income (expense)........................          138,572           (829,181)           927,206            (1,438,120)
                                                      -----------------   ----------------   -----------------    ------------------

Net loss............................................       (2,427,448)        (2,337,422)        (5,064,926)           (4,583,280)

Other comprehensive income
     Foreign currency translation adjustment........            1,543                   -             1,543                      -
     Unrealized holding gain on securities
       arising during the period....................          (30,160)                  -             4,253                      -
                                                      -----------------   ----------------   -----------------    ------------------
Comprehensive loss..................................     $ (2,456,065)      $ (2,337,422)      $ (5,059,130)        $  (4,583,280)
                                                      =================   ================   =================    ==================

Weighted average number of common shares outstanding       20,216,903         16,090,193         19,493,093            15,390,966
                                                      =================   ================   =================    ==================

Basic and diluted loss per share....................       $    (0.12)        $    (0.15)      $      (0.26)          $     (0.30)
                                                      =================   ================   =================    ==================




See accompanying notes to condensed consolidated unaudited financial statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS



                                                                                                NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                                                            2000                  1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss........................................................................         $   (5,064,926)       $   (4,583,280)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................                 67,199               110,129
     Loss on termination of lease...............................................                      -                45,333
     Non-cash compensation expense..............................................              1,837,827               237,700
     Loss on sale of assets.....................................................                      -               705,265
     Equity in net loss of United Hotel.........................................                      -               133,932
     Equity in net loss of Netcruise............................................                      -               210,133
     Accrual of interest income from related parties............................                (51,042)                    -
Changes in operating assets and liabilities:
     Receivables................................................................                 83,623                17,191
     Deferred production cost...................................................                115,027                     -
     Prepaid patent defense costs...............................................               (155,709)                    -
     Prepaid expenses and other current assets..................................               (119,230)              (33,150)
     Deposits...................................................................                (18,129)               (3,041)
     Accrued interest...........................................................                      -               (20,438)
     Accounts payable and accrued expenses......................................                 21,194               627,756
     Accrued expenses due to related parties....................................                 81,027                63,414
     Deferred revenues..........................................................               (227,374)                8,888
     Litigation settlement......................................................                      -               176,842
                                                                                     -------------------    ------------------
Net cash used in operating activities...........................................             (3,430,513)           (2,303,326)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment.............................................               (695,324)              (65,584)
Distribution from United Hotel..................................................                      -               149,999
Collections from disposition of assets held for sale and from fixed assets                            -             1,092,088
Loans receivable from Grand Havana..............................................                      -              (113,473)
Advances to related party.......................................................               (363,019)               88,690
Payments of advances from related party.........................................                (43,276)                    -
Development costs...............................................................               (488,507)                    -
Deposits and other..............................................................                      -                10,757
Minority Interest...............................................................                308,357                     -
                                                                                     -------------------    ------------------
Net cash used in investing activities...........................................             (1,281,769)            1,162,477

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock..............................................              5,701,949             1,500,000
Payment on long term debt.......................................................                      -              (842,000)
Common stock issued for warrants and options exercised..........................              6,738,226               186,300
                                                                                     -------------------    ------------------
Net cash provided by financing activities.......................................             12,440,175               844,300

Net increase in cash and cash equivalents.......................................              7,727,893              (296,549)
Cash and cash equivalents, beginning of period..................................              1,998,059               799,369
                                                                                     -------------------    ------------------
Cash and equivalents, end of period.............................................          $   9,725,952           $   502,820
                                                                                     ===================    ==================




See accompanying notes to condensed consolidated unaudited financial statements.

                           UNITED LEISURE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1        BASIS OF PRESENTATION

The interim condensed consolidated unaudited financial statements presented have been prepared by United Leisure Corporation (the "Company" or "ULC") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and December 31, 1999, and (c) the consolidated cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet of the Company at December 31, 1999 was derived from the audited consolidated balance sheet at that date. The condensed consolidated unaudited financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the Annual Report of the Company. The condensed consolidated unaudited financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

From February 2000 to March 2000, options and warrants to purchase a total of 195,000 shares of common stock of the Company were exercised at prices ranging from $0.23 to $1.50 per share for a total of $126,950. The options and warrants were granted between 1988 and 1999 to employees of the Company and to certain third parties in connection with certain services rendered by them to the Company. The issuance of shares of common stock upon exercise of the options and warrants was exempt from the registration provisions of the Act pursuant to
Section 4(2) thereof. The option and warrant holders acquired the shares for their own account.

During the three months ended June 30, 2000, 1,049,959 Class A Warrants were exercised at an exercise price of $4.00 each, resulting in proceeds of $4,199,836 to the Company.

During the three months ended September 30, 2000, 591,762 Class A Warrants were exercised at an exercise price of $4.00 each, resulting in proceeds of $2,367,048 to the Company. During the three months ended September 30, 2000, options to purchase a total of 50,000 shares of common stock of the Company were exercised at prices ranging from $0.30 to $0.75 per share for a total of $26,250. The options were granted in 1988 and 1990 to an individual in connection with services rendered to the Company.

During the three months ended September 30, 2000, in a cashless exercise, options and warrants exercised by a consultant of the company resulted in the issuance of 48,153 shares. The options and warrants were granted to the consultant of the Company in connection with certain services rendered by the consultant to the Company. The issuance of shares of common stock upon exercise of the options and warrants was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. The option and warrant holder acquired the shares for his own account.

In November 1999 and January 2000, the Company's subsidiary, United Internet Technologies, Inc. ("UIT"), granted options to purchase 4,250,000 shares and 665,000 shares, respectively, of its common stock to employees, officers and a member of the advisory board of UIT. In May and June 2000, UIT granted options to purchase an aggregate of 1,302,500 shares of its common stock to employees and members of the advisory board of UIT. During the three months ended

                           UNITED LEISURE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

September 30, 2000, UIT granted options to purchase 370,000 shares of its common stock to its employees and to the management and employees of its German subsidiary.

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


                                                                  INTERNET         RECREATIONAL AND        CONSOLIDATED
                                                                  TECHNOLOGY       CORPORATE

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue.................................................         $   701,567         $     700,049        $    1,401,616
Direct Operating Expense................................          (1,689,287)           (1,112,105)           (2,801,392)
Selling, General and Administrative Expense.............          (2,071,976)             (615,354)           (2,687,330)
Non-Cash Compensation Expense...........................          (1,837,827)                     -           (1,837,827)
Loss from operations....................................          (4,213,368)           (1,778,764)           (5,992,132)
Assets..................................................           9,988,342             2,917,570            12,905,912

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue.................................................             240,000               897,115             1,137,115
Direct Operating Expense................................            (716,558)           (1,446,233)           (2,162,791)
Selling, General and Administrative Expense.............            (816,041)             (955,614)           (1,771,655)
Non-Cash Compensation Expense...........................            (209,250)              (28,450)             (237,700)
Loss from operations....................................          (1,709,983)           (1,435,177)           (3,145,160)
Assets..................................................             498,374             5,245,319             5,743,693


5        INVESTMENT IN AND LOAN RECEIVABLE FROM GRAND HAVANA

On September 30, 2000, the quoted market value of the Company's investment in Grand Havana was $105,753. The Company recorded changes in the market value in Other Comprehensive Income. The valuation represents a mathematical calculation based on the closing quotation published by the OTC Bulletin Board for the common stock of Grand Havana and is not necessarily indicative of the amount that could be realized upon sale.

                           UNITED LEISURE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

An additional $18,699 in Loan Receivable from Grand Havana represents accrued interest income for the three months ended September 30, 2000 and reimbursable health insurance premiums and information technology costs paid by the Company.

6        DUE FROM FORMER OFFICER

Changes in Due from Former Officer represent net changes in amounts due to and from Harry Shuster, which arose from accrued interest income and accrued interest expense.

7        DUE FROM RELATED PARTIES

Due from Related Parties is composed of the following items at September 30:     2000         1999
Due from 1990 Westwood Boulevard, Inc........................................   $ 32,131     $ 31,387
Due from Grand Havana Enterprises, Inc.......................................          -       (5,000)
Due from Officer.............................................................     20,000            -
Due from IIT Shareholder.....................................................    337,275            -
Due from Consultant..........................................................     20,000       20,000
                                                                                -----------  ----------
Total Due from Related Parties...............................................   $409,406     $ 46,387
                                                                                ===========  ==========

8.       DUE TO RELATED PARTIES

Changes in Due to Related Parties represent payments to Brian Shuster of $65,000 for consulting fees earned in 1999, but not paid at that time, and advances to Grand Havana of $21,724.

9.       CAPITALIZATION OF DEVELOPMENT COSTS FOR SOFTWARE HELD FOR SALE

Costs incurred in creating computer software products held for sale are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon the completion of a working prototype. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

10.      PATENTS, TRADEMARKS, PROPRIETARY TECHNOLOGY AND OTHER INTANGIBLES

Patents, trademarks, proprietary technology and other intangibles are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the assets, not to exceed 17 years. Legal fees and other costs to defend these assets are charged as prepaid until the final outcome of the defense and are capitalized only if the defense is successful; otherwise, these fees and costs are expensed as incurred.

11.      SUBSEQUENT EVENTS

On October 3, 2000, the Company extended the expiration date of its issued and outstanding Class A Redeemable Common Stock Purchase Warrants to 5 p.m. EDT on May 9, 2002. As of October 2, 2000, 3,303,279 Class A Warrants were outstanding. The exercise price of the Class A Warrants is $4.00.

In October 2000, management determined to divest all of the Company's remaining non-technology businesses. Management concluded that these operations were not strategically compatible with the Company's core internet-technology business. Management believes that the opportunity in its core business requires singular focus of management time and resources. As a result, the decision was made to divest non-core businesses. These non-core businesses consist of the Company's Planet Kids business and its investments in Grand Havana, HEP II Limited Partnership and certain other investments. The Company is currently evaluating various alternatives for disposition of these businesses.

Net assets and liabilities related to the operations to be discontinued were $1,170,781 and $341,865, respectively, at September 30, 2000, and $5,000,054 and
$2,819,838, respectively, at December 31, 1999. Net loss from operations to be discontinued was $(1,778,764) for the nine months ended September 30, 2000. Revenues generated by the operations to be discontinued were $700,049 for the nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. These statements can be identified by the use of such words as "may," "expect," "believe," "anticipate," "intend" and similar expressions. These statements involve risks and uncertainties that could cause our actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, costs and uncertainties associated with future developments, concerns regarding our liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

         Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

OVERVIEW

         Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we are primarily engaged in the business of developing technologies that control and enable a wide range of devices, such as household and business appliances and monitoring devices to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1) an Intelligent Control Interactive Technology(TM) (I-C-IT(TM)) platform and (2) Digitally Integrated Video Overlay(TM) ("DIVO(TM)").

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

         In the past, we have generally licensed the DIVO technology to large customers as part of turnkey projects custom-designed for each individual customer. For instance, we licensed an application of the DIVO technology for television to NBC, an application of the technology for wrestling and related activities to World Championship Wrestling, Inc. ("WCW") and travel-related applications of the technology to Netcruise.com., Inc. (formerly known as Genisys Reservation Systems, Inc.). We have determined to focus our efforts on technology development and licensing and move away from inclusive turnkey web management projects for individual customers. We believe that the development of licensable versions of our DIVO(TM) technologies will lead to higher margin product and service offerings. Turnkey licensing efforts were reduced while we focused our efforts on developing our new licensable DIVO software application. We began offering a licensable software version of our DIVO technology in August 2000.

         In July 2000 we formed a subsidiary in Germany, Interactive Internet Technologies GmbH ("IIT"). We have invested US$28,302 in, and contributed a non-exclusive license to market our technologies in Europe to, IIT and we retained a 61.11% ownership interest. IIT raised total capital of $964,496. IIT is primarily engaged in the marketing of our DIVO technology in Europe. IIT's investors, not including us, have committed to funding a further US$1,000,000 into IIT.

         Before February 1997, our primary business was to act as a developer and manager of facilities for recreational and corporate activities. As part of our decision to reorient our business to developing and licensing our technology, we closed some of these facilities. In August 1999, we sold real property located in El Cajon, California, which was previously used for some of our recreational and corporate activities. In October 1999, we sold our real estate holdings in Las Vegas, Nevada.

         In October 2000, we determined to divest all of our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core internet-technology business. We believe that the opportunity in our core business requires singular focus of our time and resources. As a result, we decided to divest our non-core businesses. These non-core businesses consist of our Planet Kids business and our investments in Grand Havana, HEP II, Limited Partnership and certain other investments. We are currently evaluating various alternatives for disposition of these businesses.

CLASS A WARRANT EXTENSION

On October 3, 2000 we extended the expiration date of our issued and outstanding Class A Redeemable Common Stock Purchase Warrants to 5 p.m. EDT on May 9, 2002. As of October 2, 2000, there were 3,303,279 Class A Warrants outstanding. The exercise price of the Class A Warrants is $4.00.

RESULTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

         We had total revenues of $222,539 for the quarter ended September 30, 2000, compared to total revenues of $335,575 for the quarter ended September 30, 1999, a decrease of $113,036 or approximately 34%. This decrease was attributable to recreational and corporate activities, which we have determined to discontinue.

         We have determined to focus our efforts on technology development and licensing and move away from inclusive turnkey web management projects for individual customers. We believe that the development of licensable versions of our DIVO(TM) technologies will lead to higher margin product and service offerings. Turnkey licensing efforts were reduced while we focused our efforts on developing our new licensable DIVO software application. We began offering a licensable software version of our DIVO technology in August 2000. In October 2000, we announced a restructuring to focus on our core technology business. We intend to divest all of our remaining non-technology assets, which include our recreational and corporate activities. Accordingly, these businesses will be classified as discontinued operations in our future financial statements and are not indicative of future revenue streams.

         LICENSING FEES. We had no revenues from licensing fees for the quarter ended September 30, 2000, compared to $40,000 or for the quarter ended September 30, 1999. This is a direct consequence of our change in business model, involving a refocusing of our DIVO(TM) technology licensing strategy from providing turnkey licensing projects to creating a licensable software product. We believe that the development of licensable versions of our DIVO(TM) technologies will lead to higher margin product and service offerings in the future. Turnkey licensing efforts were reduced while we focused our efforts on developing our new licensable DIVO software application. We began offering a licensable software version of our DIVO technology in August 2000.

         RECREATIONAL AND CORPORATE ACTIVITIES. In October 2000, we announced our intention to restructure our operations by divesting all of our remaining non-technology assets, which include our recreational and corporate activities. Accordingly, these businesses will be classified as discontinued operations in our future financial statements and are not indicative of future revenue streams. Revenues from recreational and corporate activities were $222,539 for the quarter ended September 30, 2000, compared to $295,575 for the quarter ended September 30, 1999, a decrease of $73,036 or approximately 25%.

Operating Expenses

     Total operating expenses were $2,788,559 for the quarter ended September 30, 2000 compared to $1,843,816 for the quarter ended September 30, 1999, an increase of $944,743, or approximately 51%. Of this increase, $1,222,567 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board. Excluding this non-cash compensation charge, operating expenses were $1,565,992 for the quarter ended September 30, 2000 compared to $1,606,116 for the quarter ended September 30, 1999, a decrease of $40,124.

     DIRECT OPERATING EXPENSES. Direct operating expenses were $924,208 for the quarter ended September 30, 2000 compared to $644,900 for the quarter ended September 30, 1999, an increase of $279,308 or approximately 43%. This increase is primarily due to increased expenditures incurred in connection with the build-up of our Internet technology business. Increased expenses in connection with our recreational and corporate activities contributed to the increase in direct operating expenses. As previously stated, in connection with our decision to restructure and divest our remaining non-technology assets, the expenses incurred in connection with our recreational and corporate activities are not indicative of the future.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $601,888 for the quarter ended September 30, 2000 compared to $936,914 for the quarter ended September 30, 1999, a decrease of $335,026 or approximately 36%. This decrease was primarily due to decreased expenses in connection with our recreational and corporate activities and to the decrease of expenses in connection with expenses connected to turnkey licensing projects. These decreases were partially offset by our increased selling, general and administrative expenses in connection with the development of our I-C-IT technology platform, increased marketing expenditures related to our DIVO(TM) technology and increased personnel costs as a result of the build-up of employees in our Internet technology business.

         NON-CASH COMPENSATION EXPENSES. We had non-cash compensation expenses of $1,222,567 for the quarter ended September 30, 2000, compared to $237,700 non-cash compensation expenses for the quarter ended September 30, 1999. This increase of $984,867, or approximately 414%, was due to options to purchase shares of our subsidiary's common stock granted to members of UIT's advisory board and other consultants. The expense was determined by use of the Black Scholes valuation method.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $39,896 for the quarter ended September 30, 2000 compared to $24,302 for the quarter ended September 30, 1999, an increase of $15,594 or approximately 64%. This increase was due to increased capital expenditures by our subsidiary, UIT, partially offset by a reduced depreciable asset base and a result of the sale of certain assets from our recreational and corporate activities.

Other Income

         Other income consists of interest income, interest expense, gain on sale, and litigation settlement. During the quarter ended September 30, 2000, other income was $138,572 compared to other expense of $829,181 for the quarter ended September 30, 1999, an increase of $967,753. This increase was primarily due to an increase in interest income of $93,537 and the absence in the third quarter of 2000 of an approximately $700,000 loss on sale of assets, which had been recorded in the third quarter of 1999.

Net Loss

         For the reasons stated above, for the quarter ended September 30, 2000, the Company had a net loss of ($2,427,448) or ($0.12) per share as compared to a net loss of ($2,337,422) or ($0.15) per share for the quarter ended September 30, 1999.


                NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

         We had total revenues of $1,401,616 for the nine months ended September 30, 2000, compared to total revenues of $1,137,115 for the nine months ended September 30, 1999, an increase of $264,501 or approximately 23%. The increase in total revenue was attributable to increased licensing revenues. We earned $700,000 in licensing revenues in the first quarter of 2000 pursuant to a licensing agreement related to interactive CD-ROM's utilizing our DIVO technology, which we created for Teen People Magazine and Nordstrom, Inc. As part of a change in strategy, we have decided to focus our efforts on technology development and move away from inclusive turnkey projects for individual customers. We believe that the development of licensable versions of our DIVO(TM) technology will lead to higher margin product and service offerings. Turnkey licensing efforts were reduced while we refocused our efforts on developing our DIVO licensable software application. We began offering a licensable software version of our DIVO technology in August 2000. In October 2000, we announced a restructuring to focus on our core technology business. We intend to divest all of our remaining non-technology assets, which include our recreational and corporate activities. Accordingly, these businesses will be classified as discontinued operations in our future financial statements and are not indicative of future revenue streams.

         LICENSING FEES. Revenues from licensing fees were $701,567 for the nine months ended September 30, 2000, compared to $240,000 for the nine months ended September 30, 1999, an increase of $461,567 or approximately 192%. The increase is primarily from $700,000 in licensing revenues generated in the first quarter of 2000 pursuant to a licensing agreement for interactive CD-ROM's utilizing our DIVO technology, which we created for Teen People Magazine and Nordstrom, Inc. We had no licensing revenues during the third quarter of 2000. This resulted from our decision to refocus our licensing strategy from providing customized turnkey licensing projects for individual customers to development of a licensable DIVO software product. We began offering a licensable software version of our DIVO technology in August 2000.

         RECREATIONAL AND CORPORATE ACTIVITIES. In October 2000, we announced our intention to restructure our operations by divesting all of our remaining non-technology assets, which include our recreational and corporate activities. Accordingly, these businesses will be classified as discontinued operations in the future financial statements and are not indicative of future revenue streams. Revenue from recreational and corporate activities for the nine months ended September 30, 2000 were $700,049 compared to $897,115 for the nine months ended September 30, 1999, a decrease of $197,066 or approximately 22%. This is the result of our reorientation to focus on our Internet technology business while moving away from our historical emphasis on recreational and corporate activities.

Operating Expenses

         Total operating expenses increased to $7,393,748 for the nine months ended September 30, 2000, from $4,282,275 for the nine months ended September 30, 1999, an increase of $3,111,473 or approximately 73%. Of this increase, $1,600,127 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board and consultants. Excluding this non-cash compensation charge, operating expenses were $5,555,921 for the nine months ended September 30, 2000 compared to $4,044,575 for the nine months ended September 30, 1999, an increase of $1,511,346 or approximately 37%. The balance of the increase was primarily due to increased expenses incurred in connection with the refocusing of our Internet technology licensing strategy and development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology, and increased personnel costs as a result of a significant build-up of employees in the Internet technology business. For the nine months, the headcount in our Internet technology business grew by nineteen people to a total of thirty-seven at September 30, 2000.

         DIRECT OPERATING EXPENSES. Direct operating expenses were $2,801,392 for the nine months ended September 30, 2000 compared to $2,162,791 for the nine months ended September 30, 1999, an increase of $638,601 or approximately 30%. This increase is primarily due to expenses incurred in connection with the Teen People Magazine project in the first quarter of 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,687,330 for the nine months ended September 30, 2000 compared to $1,771,655 for the nine months ended September 30, 1999, an increase of $915,675 or approximately 52%. This increase was primarily due to increased expenses in connection with the development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology and increased personnel costs as a result of a build-up of employees in our Internet technology business.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $67,199 for the nine months ended September 30, 2000 compared to $110,129 for the nine months ended September 30, 1999, a decrease of $42,930 or approximately 39%. This decrease was due to a reduced depreciable asset base as a result of a sale of certain assets from our recreational and corporate activities.

         NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses were $1,837,827 for the nine months ended September 30, 2000, compared to $237,700 for the nine months ended September 30, 1999, an increase of $1,600,127 or approximately 673%. This increase is due to options to purchase shares of UIT common stock granted to members of UIT's advisory board and consultants. The expense was determined by use of the Black Scholes valuation method.

Other Income

         Other income consists of interest income, interest expense, gain on sale, and litigation settlement. During the nine months ended September 30, 2000, other income was $927,206 compared to other expense of $1,438,120 for the nine months ended September 30, 1999, an increase of $2,365,326. This increase was primarily due to the gain of $600,000 during the nine months ended September 30, 2000 on the sale of our investment in Netcruise.com, Inc (formerly known as Genisys Reservation Systems, Inc.). We received the Netcruise.com, Inc. shares as compensation for the licensing of our technology in a prior year. The remainder of the increase in other income resulted from the absence, in the nine months ended September 30, 2000, of an approximately $700,000 loss on sale of assets, which had been recorded in the nine months ended September 30, 1999 and an increase in interest income of $253,389.

Net Loss

         For the reasons stated above, for the nine months ended September 30, 2000, we had a net loss of ($5,064,926) or ($0.26) per share, compared to a net loss of $(4,583,280) or ($0.30) per share for the nine months ended September 30, 1999.

LIQUIDITY AND FINANCIAL CONDITION

         We are experiencing operating losses. At September 30, 2000, we had cash and cash equivalents of $9,725,952 and working capital of $9,041,678, compared to cash and cash equivalents of $1,998,059 and working capital of $1,144,549 at December 31, 1999. These increases were in cash of $7,727,893 or approximately 387% and in working capital of $7,897,129 or approximately 690%. These increases are primarily due to the increase in cash generated from the sale of common stock and the exercise of warrants and options for common stock and a reduction in current liabilities during the nine months ended September 30, 2000.

         Net cash used in operating activities was $3,430,513 for the nine months ended September 30, 2000, compared to $2,303,326 for the nine months ended September 30, 1999. This increase is primarily due to higher selling, general and administrative and direct operating expenses in connection with the build up of our Internet technology business, development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology, increased personnel costs related to the build-up of employees in the Internet technology business and increased legal and consulting expenses.

         Net cash used in investing activities was $1,281,769 for the nine months ended September 30, 2000, compared to net cash generated from investing activities of $1,162,477 for the nine months ended September 30, 1999. This increase in cash used in investing activities is primarily due to an increase in purchases of equipment, organizational build up of UIT and capitalized development costs in connection with our Internet technology business. Additionally, $337,275 of this increase is attributable to a shareholder loan in connection with our German subsidiary, IIT.

         Net cash provided by financing activities was $12,440,175 for the nine months ended September 30, 2000, compared to $844,300 for the nine months ended September 30, 1999. This increase is due to a private placement of our common stock in January 2000 and to issuances of common stock upon exercise of outstanding Class A Warrants and stock options.

         Our future capital requirements will depend on various factors, including:

         1.     The  number  of  applications   using  our  technology  that  we
                determine to develop; and

         2. Our need to hire additional executive, technical and marketing personnel in connection with our Internet technology business.

         If we are unable to raise additional funds when needed, through the private placement of our securities, we may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to us when and if it is needed, or that if it is available, that it will be available on terms acceptable to us. If we are unable to sell our securities or obtain financing to meet our working capital needs, we may have to consider such alternatives as selling or pledging portions of our assets, among other possibilities, in order to meet such obligations.

         We believe that our primary sources for cash over the next twelve months will be our current cash and income from investments, and the exercise of outstanding warrants. Although we believe these sources will provide us with sufficient funds to meet our anticipated working capital and capital expenditures needs for at least the next twelve months, there can be no assurance that this will be the case. With respect to the warrants, there can be no assurance that holders of warrants will exercise in a sufficient number to generate significant cash for us.

         We wish to expand our development and marketing capabilities for our Internet technology. While the continued development of some applications can be funded from internal sources, more aggressive development and marketing may require additional financing from either public or private sources. To accomplish this, we may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. There can be no assurance, however, that we will be able to acquire additional financing on favorable terms, or at all.

YEAR 2000 COMPLIANCE

         We did not experience any material business interruption as a result of the Year 2000 issue. Our own software applications functioned well and we did not experience any problems with the software applications of our suppliers and vendors. We will continue to monitor our critical computer applications throughout the Year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Investments and Hedging Activities," which establishes standards for the accounting for derivative transactions and the derivative portion of certain other contracts. SFAS No. 133 will become effective for our fiscal year beginning January 1, 2001. We believe that SFAS No. 133 will not have a material effect on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 as required in the second quarter of 2000. We have evaluated the effect of the adoption and have determined that financial results for the fiscal year 2000 will not be materially affected.

EURO CONVERSION

         A single currency called the Euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the Euro were also established as of that date. The legacy currencies will remain legal tender as denominations of the Euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the Euro or the participating country's legacy currency.

         We will convert our European operations to the Euro prior to January 1, 2002. We do not anticipate any business interruption during this conversion and do not anticipate a material cost of conversion.

FOREIGN CURRENCY

         We are exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the Deutsch Mark and the Euro. We have not hedged our exposure in foreign currency exchange rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For a  discussion  of  legal  proceedings  see Item 1 of Part II of our
Quarterly   Report  on  Form  10-QSB  for  the  quarter  ended  June  30,  2000, incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


                  (a)      Not Applicable.

                  (b)      Not Applicable.

                  (c) During the quarter ended  September 30, 2000,  consultants to the Company exercised options and warrants to purchase an aggregate of 48,153 shares of common stock previously granted to them by the Company. The options were exercised in a cashless exercise and resulted in no cash proceeds to the Company. These sales were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the transactions did not involve a public offering. The agreements pursuant to which the options and warrants were granted to the employees and consultants contained representations as to their investment intent and imposed substantial restrictions upon transfer of the securities received upon exercise.

                  (d)      Not Applicable.

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


                                           UNITED LEISURE CORPORATION
                                           (Registrant)


November 13, 2000                              BY: /S/ BRIAN SHUSTER
                                                   --------------------------
                                                   Brian Shuster
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer and Principal
                                                   Financial Officer)

EXHIBIT INDEX

         NO.      DESCRIPTION

         27       Financial Data Schedule