Form 10KSB40
period 2000-12-31
UNITED LEISURE CORP
filed 2001-04-18
CIK 59684

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ANNUAL REPORT ON FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

Commission File Number 0-6106

                           UNITED LEISURE CORPORATION
             (Exact name of registrant as specified in its charter)

                         Delaware                                                      13 - 2652243
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                      1990 Westwood Boulevard, Penthouse
                      Los Angeles, California  90025-4650
         (Address, including zip code, of principal executive offices)

                                (310) 441-0900
             (Registrant's telephone number, including area code)
          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year were $712,942.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2001, based on the closing price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $29.3 million.

The number of shares of the Registrant's Common Stock outstanding as of March 30, 2001 was 20,411,375 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

--------------------------------------------------------------------------------

                           UNITED LEISURE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                                     INDEX


                                                                                                                        Page
                                                                                                                       -----
PART I.
------
   ITEM 1.         Business...........................................................................................   1

   ITEM 2.         Description of Property............................................................................  11

   ITEM 3.         Legal Proceedings..................................................................................  11

   ITEM 4.         Submission of Matters to a Vote of Security Holders................................................  11

PART II.
--------
   ITEM 5.         Market for Registrant's Common Equity and Related Stockholder Matters..............................  11

   ITEM 6.         Management's Discussion and Analysis of Financial Condition and Results of Operations..............  12

   ITEM 7.         Financial Statements...............................................................................  17

   ITEM 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  17

PART III.
--------
   ITEM 9.         Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with
                   Section 16(a) of the Exchange Act..................................................................  18

   ITEM 10.        Executive Compensation.............................................................................  19

   ITEM 11.        Security Ownership of Certain Beneficial Owners and Management.....................................  21

   ITEM 12.        Certain Relationships and Related Transactions.....................................................  22

   ITEM 13.        Exhibits and Reports on Form 8-K...................................................................  23

Signatures............................................................................................................  26

PART I

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about United Leisure's plans and strategies under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company's control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; the Company's outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results." Although United Leisure believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1. BUSINESS

Overview

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we are engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances, and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1) Intelligent Control Interactive Technology(TM) ("I-C-IT(TM)") ("software") and (2) Digitally Integrated Video Overlay(TM) ("Divo(TM)") ("software").

Our technologies enable businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing our technologies to be embedded in a wide range of electronic devices. Our strategy is to form relationships with top tier companies to speed the delivery of our technologies to the market. Through our technologies, we offer the opportunity to create best-of-breed "smart" products on a proven technology platform. We have branded our I-C-IT platform under the slogan "We Put the Smart in Smart Devices."(TM)

I-C-IT enabled devices serve to drive traffic to Internet portals as the user is directed to the web site every time the device is used, which helps to establish a one-to-one relationship between businesses and customers, creating a powerful tool for community building and a strong platform for subscription revenues. Thus, by creating unique interactive experiences, I-C-IT technology allows these businesses to differentiate themselves by offering on-line value added services to their customers.

Our Solutions

I-C-IT

I-C-IT is a proprietary platform of hardware and software for networking devices through various digital delivery systems such as the Internet, cable, television and wireless networks. Devices empowered with I-C-IT technology become "networkable." This means that these devices can communicate with the user and/or other I-C-IT enabled devices and be accessed and controlled by the user
or other devices from a remote location.   I-C-IT enabled products are built to
function in low bandwidth environments suitable for consumer markets. Management's intention is to expand the I-C-IT platform by developing new applications for different industry sectors serving specific business needs.

I-C-IT enabled devices can communicate with the user and/or other I-C-IT enabled devices and become accessible and controllable from any place in the world through the Internet, wireless and broadcast networks. I-C-IT enabled devices can receive commands, transmit data or even become a transmitter of human communication. The following examples illustrate how I-C-IT technology may be applied to enable devices:

 . Transmission of data: For example, a user can measure his or her blood pressure with an I-C-IT enabled medical monitoring device at home and transmit the results in real-time to a healthcare professional anywhere in the world. A healthcare professional can monitor and record a patient's blood pressure while the patient is at home and the doctor is at the office.
 . Transmission of human communication: I-C-IT enabled toys take on traits of Artificial Intelligence. Toys can communicate with other toys all over the world. Users can control I-C-IT enabled toys at home and also instruct other I-C-IT enabled toys to move and speak in real-time. The toys become transmitters of human communication and behavior.
 . Broadcast communication and control: Users can instruct and control home and office appliances remotely from anywhere in the world through the Internet, the personal digital assistant (PDA) or cell phone. For example, while watching your favorite cooking show on television, I-C-IT technology will send instructions, cooking time, and temperature to the oven.

I-C-IT enabled devices create a one-to-one relationship as I-C-IT enabled devices connect to networks like the Internet for data transmission, control and communication, driving traffic to specific websites or portals and creating a powerful tool for community building, essentially driving people to a specific portal on a regular basis. In addition, by creating unique interactive experiences, the I-C-IT technology allows these businesses to differentiate themselves by offering unique, value added services to their customers.

Simple Interface for Complex Functionality
UIT creates user-friendly interfaces for devices as they become more complex. The I-C-IT platform can be used in conjunction with a wide range of existing products. By embedding the I-C-IT technology into existing devices a new, more intelligent product generation is created. I-C-IT enabled products are designed to function in both low and high bandwidth environments and are targeted at the mass consumer market.

Interactive Entertainment Applications of I-C-IT

We have targeted the interactive entertainment market for the first application of our I-C-IT platform. We have developed prototypes of interactive smart devices which are able to connect, communicate and be controlled through the Internet, game consoles, wireless devices, DVDs and CDs, cable, broadcast signals and set top boxes. These devices can also be equipped with a web cam, enabling the user to see the reaction of his or her friend, enhancing the interactive experience. It is the Company's strategy to form relationships with media companies to obtain the rights to characters to develop I-C-IT enabled devices for the interactive entertainment space.

We are pursuing strategic relationships with companies in the media and Internet sectors to exploit opportunities to create I-C-IT enabled devices based on well-known characters, such as those from movies, cartoons, comic books and television shows. By creating Internet enabled devices that can be controlled and communicate through chat rooms, we believe we are offering a very strong value proposition to companies looking to build communities on the Internet and reduce overall churn rates, which is the rate at which people drop off from visiting a particular site or stop subscribing to a particular online service. We have chosen to apply our I-C-IT technology for the creation of smart toys and corresponding interactive software because of the strong demand this market exhibits for smart toys with a higher degree of Internet enabled functionality and the demand by portals to attract and retain a younger demographic.

We have partnered with leading special effects and animatronic expert Stan Winston to create an I-C-IT enabled communicative smart device based on the Endoskeleton character from the Terminator 2: Judgment Day movie. We unveiled the device at the International Toy Fair in New York City in February 2001. We currently intend to bring this product to market in conjunction with a manufacturing partner by the fourth quarter of 2001. However, we do not currently have a relationship in place with a manufacturing partner.

Healthcare Applications of I-C-IT

We have also developed prototypes of I-C-IT enabled medical monitoring devices that are able to record, monitor and transmit vital sign data online through a healthcare portal. We are actively seeking strategic partners within the medical device industry to bring to the market a line of I-C-IT enabled medical devices for use in the home setting, such as blood pressure monitors and blood glucose analyzers.

We intend to create the "MonitorMe(TM)" network utilizing our I-C-IT technology by entering into long-term licensing agreements with both healthcare portals and medical device manufacturers. We do not currently have any long-term licensing agreements in place. We will act as a technological conduit, offering monitoring device manufacturers and healthcare portals a business solution to enhance their revenue streams.

Structure of the MonitorMe network:

 . Healthcare portal: will serve as the MonitorMe network platform, where users connect to monitor their vital signals. The healthcare portal will be responsible for the day-to-day management of the network and the customer interface
 . Device manufacturer: will produce, distribute and market the MonitorMe I-C-IT enabled devices
 . UIT, the technology partner: will focus on developing additional functionality and new generations of interactive monitoring devices

Divo(TM)

Digitally Integrated Video Overlay(TM) (Divo(TM)) is a technology that allows high-quality video to be delivered over the Internet while connected with a standard dial-up telephone line. Divo(TM) files are activated by a server that can instruct any computer's CD-ROM or DVD-ROM drive and have it activate video files that have been stored locally on a CD-ROM or DVD-ROM. This process integrates video material into a website. Once the Divo software has been downloaded to the personal computer, the video content can be updated by passive download or through the distribution of additional CD-ROMs/DVDs. Divo(TM) technology enhances the web presentation experience and we believe that it is suitable for the entertainment, travel, shopping, corporate and educational markets.

This Divo(TM) technology enhances our Parallel Addressing Video (see below) technology by allowing video that is distributed and controlled through Parallel Addressing Video technology to be integrated within a Web page. This integration allows for special effects and an active video to be played and controlled within a live web page using a combination of video and fixed Web design tools and technologies. We believe combining these innovations with full motion 30 frame-per-second broadcast quality video results in a more multimedia enhanced Web page than those using traditional static elements and streaming video. For example, using Digitally Integrated Video Overlay technology, a host can appear in full motion video on the Web page to educate or entertain the user. This technology allows the host in the video to appear as an actual part of the web site although two different sources are involved.

Digitally Integrated Video Overlay technology also provides functions that allow video to be combined seamlessly within the user's own Web browser software. Like Parallel Addressing Video, Digitally Integrated Video Overlay technology is designed to work with popular browsers from both Netscape Communication Corporation and Microsoft Corporation.

In the past, we have generally licensed the Divo(TM) technology to large customers as part of turnkey projects custom-designed for each individual customer. For instance, we licensed an application of the Divo(TM) technology for television to NBC, an application of the technology for wrestling and related activities to World Championship Wrestling, Inc. and travel-related applications of the technology to Netcruise.com, Inc. (formerly known as Genisys Reservation Systems, Inc.). We have determined to focus our efforts on technology development and licensing and move away from inclusive turnkey web management projects for individual customers. We believe that the development of licensable versions of our Divo(TM) technologies will lead to higher margin product and service offerings. Turnkey licensing efforts were reduced while we focused our efforts on developing our new licensable Divo(TM) software application. We began offering a licensable software version of our Divo(TM) technology in August 2000. We did not receive any revenue from the licensable version of Divo(TM) in 2000.

We believe our solutions allow businesses to provide superior video functionality in combination with the Internet, provide a unique experience to consumers, help drive greater volumes of traffic to their Web sites and ultimately create greater value.

Parallel Addressing Video

This technology, which is not a broadcast, downloaded or streaming technology, uses pre-recorded audio and video that is distributed to the user on a CD-ROM or DVD-ROM. The technology equips Websites with software that allows the Web site to interact with a user's Internet browser and activate the CD-ROM or DVD-ROM. The result is a 30 frame-per-second broadcast quality, full-motion, full-screen video and audio on the user's computer, while the user is connected to the Internet.

Unlike traditional CD-ROM or DVD-ROM multimedia products, such as interactive encyclopedias or magazines, which are completely controlled by the user from their computer, with our technology the display of the content is completely controlled from the Web site. Various security techniques allow the creator of the pre-recorded material to control when and how much of the material is available to the user. For example, a Web site administrator could pre-record more video than would be available on the Web site at any one time, distribute it on a CD-ROM or DVD-ROM and make it accessible by the user either in a time-released fashion or with proprietary security codes. The user's video player communicates with the Web server that creates a secure encryption key to unlock the video. Security and time-control functions exist on both the Web site and the distributed medium that allow the video to be delivered to the user in the manner that the content provider desires. Encryption keys also allow the owners of the Web sites to protect against unauthorized use or distribution of their video content.

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

Vector Image Mapping

We are developing a media player to incorporate additional functions and features, including new technology called Vector Image Mapping. This technology will enable a user to click on selected pixels within a video to create an interactive experience with that image.

Divo(TM) Applications

Television. In July 1999, we entered into a Master Development Agreement with NBC. We mastered, reproduced and distributed 1 million CD-ROMs showcasing NBC's fall 1999 season incorporating an interactive game/contest. The CD-ROMs used our Parallel Addressing Video and Dynamic Integrated Video Overlay technologies linked to a special NBC Web site. They were distributed free in newspapers in September 1999 in six major metropolitan areas. We received a fixed fee of $100,000 for delivery of the CD-ROMs in 1999.

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

WCW also paid us a non-refundable advance against these royalties of $200,000 in 1999.

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

 .   Live events, at which WCW had an estimated total attendance of approximately
    2 million people for 1999; and

 .  Inserts in wrestling magazines.

Travel. We developed an application of our Parallel Addressing Video technology called Netcruise(TM) that allows anyone to book travel, including cruises, hotels, car rental and airline tickets from a one-stop shopping Web site at netcruise.com. In July 1998, we licensed Netcruise, together with all other travel-related applications of our Parallel Addressing Video technology, to a wholly owned subsidiary of NetCruise, formerly Genisys Travel Reservations, Inc.

In June 1998, our wholly owned subsidiary, United Internet Technologies, Inc., granted to NetCruise Interactive, Inc., a wholly owned subsidiary of NetCruise, an exclusive, worldwide and perpetual license for travel related applications of certain interactive technology. In addition, we sold to NetCruise certain intellectual property and computer equipment for certain consideration consisting of stock and warrants of NetCruise.

On April 24, 2000, the Company and NetCruise restructured the agreements they originally entered into in 1998 and which were subsequently amended in 1998 and 1999. In the restructuring, completed on April 24, 2000, UIT provided a revised and updated PAV software and technology license to NetCruise. UIT sold 1,500,000 shares of NetCruise's common stock in a private transaction for a cash purchase price of $600,000 to Mr. Joseph Perri, NetCruise's principal shareholder, and agreed to the NetCruise's cancellation of warrants to purchase an aggregate of 1,600,000 shares. In this connection, NetCruise issued to UIT new privately placed warrants to purchase up to 400,000 shares of common stock for a period of five years at an initial purchase price of $1.00 per share. NetCruise has since ceased operations.

In July 2000 we formed a subsidiary in Germany, Interactive Internet Technologies GmbH ("IIT"). We have invested $192,859 in, and contributed a non-exclusive license to market our technologies in Europe to IIT and we retained a 66.67% ownership interest. IIT raised total capital of $964,496 in July 2000. IIT is primarily engaged in the marketing of our Divo technology in Europe.

Industry Background

Networked Home and Device Sector

The worldwide home networking equipment and residential gateway market is expected to grow from over $600 million in 2000 to over $5.7 billion by 2004, according to recent research by one of the leading market research firms, Cahners In-Stat Group. The Gartner Group projects the existence of 20 million residential networking nodes by 2003, up from 2 million in 2000.

We believe this growth will be spurred by the interest in home connectivity from several technology industries. The networked home will move from today's first generation products, such as basic PC adapter cards and simple gateways, to tomorrow's, where connectivity technology is embedded in recognizable devices with which non-technical users are familiar and comfortable. New connectivity-based services, enabled through home networking technology, will help drive growth in this market. Additional voice lines, home management and monitoring, as well as new value added entertainment services, are predicted to create a $3 billion connectivity services market by 2004.

Interactive Gaming and Smart Toy Sector

Smart toys are physical toys that use computing power to create an enhanced play experience and include toys that:
 . connect to the Internet, Personal Computer, and Television - Networked Toys
 . contain electronics that enhance their play value - Interactive Toys

We believe that smart toys will be the significant growth engine of the toy industry in the future. Manufacturers credit the decreasing cost of technology and the increasingly sophisticated tastes of kids as major success drivers.

Forrester Research indicates that networked toys will drive the smart toy market segment by 2002. The networked toy market is projected to reach $1.9 billion in sales with 16.5 million units sold by 2002, of which content providers will generate $850 million through Internet downloads ($500 million) and web site subscriptions ($350 million) (Forrester, 1998). Due to the importance of a compelling virtual online environment, manufacturers will share a substantial portion of their revenues from smart toys with content providers. Forrester also predicts that by 2005 pervasive gaming, defined as online gaming with multiple real time players, will be a $26 billion market, with close to $17 billion in content and software. Furthermore, Forrester predicts that by 2005, 50 million households will take part in pervasive gaming.

A substantial part of the value proposition of networked toys is the promise of renewable media content through web downloads and an online virtual environment. This ensures that play activities are continually unique and valuable, adding to the appeal of the toy. This also allows the toy to "develop" in conjunction with the cognitive abilities of the child. Therefore, a PC, Internet, or TV-based environment that captivates the imagination of a child is likely a key success factor to a networked toy.

Due to the higher price point of networked toys relative to less sophisticated toys, manufacturers will need to define the enhanced value to consumers. Additionally, toys priced $75 and above begin to compete with higher-priced items such as video game consoles. Such toys are typically purchased as presents during the last 12 weeks of the year by parents, family, and friends. Usually, one product in this price segment is purchased per child, per year.

Trends in Personal Computers and Internet Use

In general, underlying the success of networked toys are the proliferation of residential personal computers and the widespread use of the Internet by children. The major drivers of this growth are the decreasing price of consumer personal computers and the popularity of the Internet as a media source. As personal computers have become more affordable, residential penetration levels across all demographic segments have increased. A significant number of owners use their personal computers to send and receive e-mail and instant messages. The number of e-mails sent daily in the U.S. is 1.62 billion (e-Marketer and MCM Group International, 1999). According to America Online, the number of instant messages sent and received every day is 1.2 billion.

In the under 18 age bracket, Jupiter Communications forecasts that more than 39 million children and teenagers will be online by 2002. Currently, 67% of teenagers list sending e-mail as their favorite online activity, and 48% list chat rooms as a major online activity. Children under 13 years of age list chat and message boards as their third most favorite activity (MCM Group International, 1998). We believe the message is clear: the Internet is becoming more integrated in the lives of children and teenagers. AOL/Roper Starch reports that 63% of them prefer going online to watching TV, while 55% choose online over talking on the phone (AOL/Roper Starch, 2000).

Online gaming sites are a subscription-based source of renewable media. In general, the online gaming market consists of a diverse audience with 19% of U.S. online households playing games online at least once a month. Approximately 40% of the online game players are under 25 years old. The online gaming market is forecast to exceed $1 billion by 2002, up from $41 million in 1997. This reflects an increase in the number of online game players from 2 million in 1997 to 26.8 million by 2002 (Jupiter Communications, 1998).

Internet Video Delivery

Currently there are several technologies and methods to communicate and retrieve various types of information from Internet resources. The format for retrieving much of this information is satisfactory, but the length of time that it takes to transfer some audio and video content is inconvenient or unacceptable to many users.

In the past users were required to download audio and video content in its entirety before they could view or listen to the content. The length of time it took to accomplish this varied depending on the user's modem transmission speed as well as other factors. In addition, the downloaded files took up a lot of space on the user's hard disk drive.

The development of streaming technology overcame some of these limitations. This technology allows the user to begin watching or listening to the content while it is being transmitted. To take advantage of streaming technology, the user must have a multimedia computer with certain microprocessor requirements, at least a 28.8 kbps modem, and streaming media software. The streaming media software, such as RealNetwork's RealPlayer and Microsoft Windows Media Player, can be downloaded from the Internet free of charge.

Despite these improvements, there are significant limitations with streaming technology, especially with respect to the quality of the video images. Streaming technology is limited by available bandwidth. For example, a video streaming at 28.8 kbps will produce a jumpy or choppy video that the viewer perceives as less than full motion. In addition, streaming video is displayed in a small window on the viewer's computer screen and enlarging the image further reduces its quality. Internet congestion or losses in Internet connection may also interrupt audio and video streams.

These factors can result in an unsatisfactory experience for users of streaming technology. Increased transmission speeds will enhance the quality of the technology, but industry analysts disagree as to the time frame in which transmission speeds sufficient to overcome the current limitations will be in use.

Marketing

In June 1999, we entered into a marketing agreement with AT&T Corp. Under the agreement, AT&T granted us a non-exclusive license to distribute software of AT&T's Internet service provider service. We must distribute one million CD-ROMs or other products that combine or bundle AT&T's software with other material that we place on the discs. The agreement has a one-year term, which has since expired. The distributed material must meet certain technical and other specifications established by AT&T and must be tested by AT&T before distribution.

The agreement provides that AT&T will pay us $20 for each person that switches to AT&T's Internet service provider as a result of using the AT&T software on one of our distributed CD-ROMs, provided that the user pays AT&T at least $19.95 during the first three months after registering for the service. We received no advance payment from AT&T under this agreement.

AT&T provides technical support and customer care services for users of their service and we provide all technical support and customer care services for users of the bundled material contained on the distributed discs. AT&T has the right to approve any bundled product that contains their software. We have not received any payments from AT&T relating to this agreement and are no longer distributing the CD-ROMs.

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

Our first distribution in connection with the Earthlink agreement was made in conjunction with the distribution of the NBC preview CD-ROMs in September 1999. These CD-ROMs contained Earthlink software and gave the users the option to subscribe to Earthlink services. Under our agreement with NBC, we share the revenue equally with NBC after we each recoup the pro rata share of our investment. We are no longer distributing the CD-ROMs and there is no ongoing revenue.

In November 1999, we entered into an agreement with Teen People Magazine to design and produce a 12-page "magalog" of Nordstrom fashions, accessories and beauty products and an interactive CD-ROM. The mini-catalog served as a self-mailer for the CD-ROM. In addition, we included Internet Service Provider software as part of the package. Approximately 600,000 CD-ROMs were distributed in March 2000. We received revenues of approximately $700,000 in the first quarter of 2000 in connection with this agreement. This was the only source of revenue for our Internet technology business in 2000.

In February 2000, we entered into an agreement with Liquid Audio, Inc. under which Liquid Audio granted us a limited, non-exclusive, worldwide, royalty-free license to reproduce, market and distribute Liquid Audio products along with the distribution of our proprietary software. The agreement continues until terminated upon 30 days written notice by either party. We have not received any revenues from this agreement.

Research and Development

We devote most of our internal research and development resources to making advances in our interactive technology platform. We are continuously involved in the refinement, enhancement, and expansion of our operating and application capabilities. We have developed prototypes of devices for both the interactive entertainment sector and for the home medical monitoring sector. We have also developed the applications and interfaces that allow the control, data transmission and communication of these devices through our I-C-IT platform. Research and development expenses were approximately $782,000 and $1,091,500 in the fiscal years ended December 31, 1999 and December 31, 2000.

Patents and Trademarks

In November 1999, the U.S. Patent and Trademark Office issued to us a utility patent for our Parallel Addressing Video and Digitally Integrated Video Overlay technologies. In May 1999, we filed a patent application relating to our Digitally Integrated Video Overlay enhancements. We do not know if this patent will be issued, or if issued, how broad it will be. We do not believe that the failure to receive a patent for our enhancement technology will critically impair the value of our Digitally Integrated Video Overlay technology. We cannot be sure that any current or future patents will provide protection from infringement. Our patent applications may also be challenged. If challenged, we may not have adequate resources to enforce or defend our rights.

Competition

There is significant competition in the development of technologies designed to connect external devices. Sun Microsystems has developed Jini, which provides simple mechanisms that enable devices to plug together to form an impromptu community. Jini was launched in January 1999, when Sun demonstrated how a laptop, printer and digital camera were able to communicate with one another.

Microsoft has developed UPnP Universal Plug and Play (UPnP), the next phase of Microsoft's seven-year Plug and Play initiative. UPnP makes it easier for consumers to install and configure their intelligent consumer appliances and devices on a home or small-business network. UPnP also makes it easier for those products to work together on a network and to share resources from any device in the home or business. For example, a homeowner with two PCs and one high-speed Internet connection can share Internet access across both PCs. Major companies pledging to produce UPnP-compatible products include Intel, Hewlett-Packard Co., Compaq and AT&T Corp.

There is significant competition in the interactive gaming and smart toy area from established toy companies, video game developers, video game console developers and interactive software developers.

There is significant competition in the online healthcare monitoring market from established healthcare companies, including Bayer and Johnson & Johnson as well as from newer companies such as Stayhealthy.com, DiabetesWell and Life Chart.

There is significant competition in the evolving market for delivery of video content on the Internet. We have approached the delivery of video content using different technology than that of our competitors. Our competitors, however, have substantially greater financial, marketing, personnel and other resources than we do.

There is also significant competition for content development and broadcasting on the Internet. Our largest competitors in this area are broadcast.com and RealNetworks, Inc. These and other competitors in the content development and broadcast area, also have greater resources than we do. We expect competition in this area to remain strong and to increase further.

Government Regulation

Although there are currently few laws and regulations that apply directly to the Internet, it is likely that new laws and regulations will be enacted in the United States and elsewhere covering a wide range of Internet-related issues. These could include broadcast license fees, music licensing, copyrights, privacy, pricing, sales tax and characteristics and quality of Internet services. It is also possible that laws could be passed that would apply to us in the areas of content, network security, encryption, privacy protection, electronic authentication or digital signatures, illegal or harmful content, access charges and re-transmission activities. If certain laws or regulations apply to the type of service we provide, we could be exposed to significant liabilities in connection with the content on our Web sites. We could also have liability for the content on the Web sites of our licensees. If restrictive laws or regulations are adopted, it could also slow Internet growth and increase our cost of doing business.

There are also uncertainties about how existing laws in other areas apply to the Internet. Some of these laws deal with issues like property ownership, libel, taxation, defamation and personal privacy. The majority of these laws were adopted before the widespread use of the Internet and do not address the unique nature of the Internet and related technologies.

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

Employees

As of March 30, 2001, we had 29 employees, all of whom were full-time employees. None of our employees are covered by a collective bargaining agreement.

Discontinued Operations

In October 2000, we determined to divest all of our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core internet-technology business. We believe that the opportunity in our core business requires singular focus of management time and resources. As a result, our board of directors decided to divest our non-core businesses. These non-core businesses consist of the Planet Kids business and certain other investments. We have closed one of our three children's recreational facilities and expect the remaining facilities to be closed in the near future.

Before February 1997, our primary business was to act as a developer and manager of facilities for recreational and corporate activities. As part of our decision to reorient our business to developing and licensing our technology, we closed some of these facilities. In August 1999, we sold real property located in El Cajon, California, which was previously used for some of our recreational and corporate activities. In October 1999, we sold our 50% interest in real estate holdings in Las Vegas, Nevada.

See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements - Note 3 to Notes to Consolidated Financial Statements."

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our principal executive offices in approximately 6,000 square feet of leased office space in Los Angeles under a lease that expires in January 2004. The lease was entered into with 1990 Westwood Boulevard, Inc. which is owned 65% by Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and a current principal stockholder of United Leisure. Harry Shuster is also the father of Brian Shuster, our current Chairman of the Board, President and Chief Executive Officer. United Leisure believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

We believe our existing leased properties are adequate for our current needs. We also believe that all of the properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

On January 17, 2001 we announced that all litigation with Broadbridge Media, LLC and Hyperlock Technologies, Inc. has been settled, with all claims and counterclaims voluntarily dismissed. The settlement specifically covers the patent litigation between the parties under the jurisdiction of the United States District Court for the Northern District of Illinois, Eastern Division. Specifically, the cases being voluntarily dismissed are Case No. 99C 3778, Hyperlock Technologies, Inc. v. United Internet Technologies, Inc., and Case No. 00 C 2311, United Leisure and United Internet Technologies v. Broadbridge Media, LLC and Hyperlock Technologies, Inc.

On or about February 16, 2001, we terminated the employment contracts of Sonja Mikic and Chris Riley. It is the Company's position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley ("Plaintiffs") filed a lawsuit against us, UIT, and Brian Shuster (collectively, "Defendants") in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment, tortious breach of contract, and tortious interference with contract. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post- judgment interest as allowed by law.

Plaintiffs essentially allege that their contracts were terminated without cause and that UIT and United Leisure are in breach of the employment agreements by not providing the benefits that would accrue to each Plaintiff in the event his or her employment was terminated without cause. Separately, Plaintiffs' purported rights with respect to their ownership of stock options in UIT also may be at issue. We believe this lawsuit is without merit in that the employment agreements were terminated for cause, thereby eliminating Plaintiffs' rights to additional benefits under the agreements.

This action is in a very early stage of litigation and the parties are beginning the discovery process. UIT and United Leisure have filed a demurrer to the tortious interference with contract claims asserted against them by Plaintiffs, which will be heard in early May.

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "UTDL." The following table sets forth the high and low closing prices of the common stock for the quarters indicated as quoted on the OTC Bulletin Board.


                                                1999                                        2000
                                      High                 Low                    High                  Low
First Quarter                       $1.9062                $.2188                 $13.50              $2.8438
Second Quarter                        4.875                 1.375                 9.9375               5.4375
Third Quarter                         3.375                1.4688                  10.00               3.7812
Fourth Quarter                       3.2812                  1.25                   5.75                2.125


The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

As of March 30, 2001, there were approximately 2,323 holders of record of United Leisure common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

Net Revenues. For the fiscal year ended December 31, 2000, we had revenues of $712,942 compared to revenues of $240,000 for the fiscal year ended December 31, 1999, an increase of $472,942 or approximately 197%. The increase in revenues for fiscal 2000 compared to fiscal 1999 increase resulted primarily from revenues generated by licensing agreements in connection with interactive CD-ROMs created for Teen People Magazine and Nordstrom stores.

Operating Expenses. Total costs and expenses increased to $14,330,591 for the fiscal year ended December 31, 2000 from $3,009,529 for the fiscal year ended December 31, 1999, an increase of $11,321,062 or approximately 376%. The increase is composed of several components including increases in personnel, $2,685,980, consultant fees, $393,716, legal, $862,992, non-cash compensation associated with the issuance of options $6,102,493, and additional overhead,
$1,275,881.    These increases in operating expenses were primarily related to the development of UIT's technologies and prototypes of devices embedded with UIT's technologies, as well as business activities to promote our technologies.

Selling, general and administrative expenses were $1,616,832 for the year ended December 31, 2000 compared to $1,127,255 for the year ended December 31, 1999, an increase of $489,577 or approximately 43%. Non-cash compensation from option grants increased by $5,796,443 from $306,500 to $6,102,943 or approximately 1891%. Depreciation and amortization for the year ended December 31, 2000 was $122,316 compared to $28,035 for the year ended December 31, 1999, an increase of $94,281 or approximately 336%.

For the year ended December 31, 2000, we had a net loss of $13,410,301, including loss from discontinued operations of 743,915, or $(0.69) per share, compared with a net loss of $4,118,914 or $(0.27) per share for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 is primarily attributable to an increase in expenses in connection with our Internet technology business.

Discontinued Operations Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

Net Revenues associated with discontinued operations. For the fiscal year ended December 31, 2000, we had revenues from discontinued operations of $957,617 compared to revenues of $1,145,679 for the fiscal year ended December 31, 1999, a decrease of $188,062 or approximately 16%. The decrease in revenues for fiscal 2000 compared to fiscal 1999 is primarily due to the closing of one of the Planet Kids facilities and restructuring the operations of the remaining facilities.

Operating Expenses associated with discontinued operations. Total costs and expenses associated with discontinued operations decreased to $1,401,532 for the fiscal year ended December 31, 2000 from $2,409,646 for the fiscal year ended December 31, 1999, a decrease of $1,008,114 or approximately 42%. The decrease is mainly due to decreased headcount and salaries due to the scaling back of operations at our Planet Kids facilities. Selling, general and administrative expenses were $53,202 for the year ended December 31, 2000 compared to $62,597 for the year ended December 31, 1999, a decrease of $9,395 or approximately 15%. Depreciation and amortization for the year ended December 31, 2000 was $4,505 compared to $99,984 for the year ended December 31, 1999, a decrease of $95,479 or approximately 95%.

Discontinued Operations Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

Net Revenues associated with discontinued operations. For the fiscal year ended December 31, 1999, we had revenues from discontinued operations of $1,145,679 compared to revenues from discontinued operations of $2,443,601 for the fiscal year ended December 31, 1998, a decrease of $1,297,922 or approximately 53%.
The decrease in revenues for fiscal 1999 compared to fiscal 1998 is primarily due to reduced revenues from our children's recreational activities as we focused on our core technology business.

Operating Expenses associated with discontinued operations. Total costs and expenses from discontinued operations decreased to $2,409,646 for the fiscal year ended December 31, 1999 from $2,526,007 for the fiscal year ended December 31, 1998, a decrease of $116,361 or approximately 5%. Selling, general and administrative expenses were $62,597 for the year ended December 31, 1999 compared to $1,133,405 for the year ended December 31, 1998, a decrease of $1,070,808 or approximately 94%. Depreciation and amortization for the year ended December 31, 1999 was $99,984 compared to $171,623 for the year ended December 31, 1998.

For the year ended December 31, 1999, we had a net loss of $4,118,914 or $(0.27) per share, compared with a net loss of $514,839 or $(0.04) per share for the year ended December 31, 1998.

Liquidity and Capital Resources

We have experienced operating losses in recent years. For the year ended December 31, 2000, we had cash and cash equivalents of $7,416,966 and an accumulated deficit of $38,035,572.

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

We had substantial cash assets available at the end of the year. Management put through a revised budget for the year 2001, focusing on core activities and development projects. We have significantly curtailed all activities that are not directly related to the development and promotion of our core technology business. The result of this management refocus is a substantially reduced expenditure level budgeted for the year 2001. We have budgeted minimum amounts for the purchase of needed assets and reduced capital expenditures. We project that the current cash available will exceed the amount required for operations and overhead.

If we are unable to raise additional funds, when needed, through the private placement of our securities, we may seek financing from affiliated or
unaffiliated third parties.   Such financing, however, may not be available when
and if it is needed, or if available, it may not be available on acceptable terms. If we are unable to sell our securities or obtain sufficient financing to meet our working capital needs and to repay indebtedness as it becomes due, we may have to consider such alternatives as selling or pledging portions of our assets, among other possibilities, in order to meet such obligations.

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

Factors That Could Impact Future Results

We Have a History of Losses and May Not Be Profitable In the Future.

We have sustained operating losses for the last several years from our traditional business of children's recreational activities. For the year ended December 31, 2000, we had a net loss of $13,410,301 and an accumulated deficit of $38,035,472. In addition, we have significant working capital and research and development requirements and these needs are expected to continue to be significant. Moreover, we have a significant investment in Grand Havana Enterprises, Inc., an affiliate, which has substantial losses and working capital deficits. If these losses continue, a substantial portion of our net worth would be at risk.

Our Business May Lack Sufficient Diversification and May Affect Our Ability to Spread the Risk of Any Downturn in the Technology Sector.

Our primary business is developing and licensing proprietary interactive Internet technology. These activities are conducted through our wholly owned subsidiary, United Internet Technologies, Inc. (UIT). Our interactive technology business has been our primary business focus since 1998 and our operations from that business are limited in scope and duration. In October 2000, our Board of Directors decided to discontinue our other businesses of (i) children's recreational activities and (ii) making investments in affiliated companies. We intend to dispose of our remaining children's recreational facilities. Therefore, our business is not sufficiently diversified to spread the risk of any downturn in the growth of the Internet or in the development and licensing of our interactive Internet technology.

Our Prospects in the Technology Sector Are Difficult to Forecast Because of Limited Operating History in our Technology Business.

Our technology subsidiary, UIT, was formed to develop and market our proprietary interactive Internet technology and related products. So far, UIT's operations have been limited to developing, marketing and licensing a small number of applications of our technology. Our success depends upon developing and licensing, or selling, additional applications of our technology. If additional applications of our technology are not successfully developed and licensed or sold, it would seriously harm our business, results of operations and financial condition.

Future Revenues Are Uncertain.

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the Internet market. The market for our technology is uncertain. We intend to increase substantially our operating expenses to accomplish certain goals. These include:

 .  further developing our technology
 .  creating new applications of our technology
 .  increasing sales and marketing activities
 .  purchasing additional equipment for operations.

Many of these and other expenses of operating our technology business are fixed expenses. If we are not successful in increasing revenues, we may be unable to adjust spending quickly to compensate for any revenue shortfall. This could lead to further losses. Alternatively, we might have to reduce certain operating expenses, and this could have a negative effect on developing the technology business and generating revenues. Either of these situations could seriously harm our business, results of operations and financial condition.

We Will Need Additional Financing

Through UIT, we intend to enter into additional license agreements for our technology. We expect that these license agreements will generate revenue that UIT can use to develop our technology business further. However, it is not known whether we will be successful in entering into additional license agreements. If license agreements and other arrangements do not generate enough revenue to develop our technology business further, we will need to raise money. Selling our stock, stock of UIT, or other securities in public or private offerings would probably do this. It is not known whether we would be successful in raising additional money in the future.

Depending upon how much money we raise, UIT may have more or less ability to expand our technology business rapidly. If we are unable to generate revenue from our business operations or raise additional funds when needed or on favorable terms, UIT may not be able to continue developing our technology business. That would seriously harm our business, results of operations and financial condition.

Future Strategic Alliances Involve Risk for Us.

To be successful, we will need to enter into strategic alliances and license agreements with companies in the media, entertainment and Internet sector. However, we do not know if we will be able to enter into any such agreements or if any agreements entered into will be favorable to us. If additional agreements are not entered into, the cost of introducing new applications of our technology in the marketplace may be prohibitive under our current business plan and capitalization.

Unanticipated Technological Problems May Affect Our Ability to Meet Our Release and Delivery Schedules and Adversely Affect our Overall Financial Condition.

All of our products undergo thorough quality assurance testing prior to release. But, we cannot anticipate all of the technological and other issues that may arise in connection with our future product development. We may be unable to meet delivery commitments if technological or other development issues arise in connection with our continued product development and enhancement. Our reputation may suffer if we fail to meet our release and delivery schedules or if our products upon release do not perform as expected. We cannot assure you that we will be able to fix any new problems that arise in a timely or cost effective manner, or at all. If unexpected problems continue to arise, and we are unable to resolve them timely or at all, we may be unable meet our release and delivery schedules, our reputation may suffer, it may become more difficult forming strategic alliances with distribution and other partners, and our results of operations and financial condition could be materially and adversely affected.

Our Technology May Not Be Commercially Accepted Which Will Adversely Affect Our Revenues and Profitability.

Our ability to enter into the online entertainment and smart toy sectors, as well as the healthcare and medical monitoring device sectors, establish brand recognition, and compete effectively depend upon many factors, including broad commercial acceptance of products embedded with our technology. The commercial success of products embedded with our technology depends upon the quality and acceptance of other competing products and technologies, capabilities of our competitors to provide more widely accepted products and technologies, our ability to secure licensing agreements with third parties, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure you that new products embedded with our technology will achieve significant market acceptance or will generate significant revenue. If we are unable to license our technology to third parties or the marketplace does not broadly accept our products embedded with our technology, our results of operations and financial condition could be materially and adversely affected.

Our Growth and Operating Results Will Be Impaired if the Internet and Online Commerce Industries Do Not Continue to Grow.

Our ability to earn revenue from our Internet products depends in part upon increased acceptance of the Internet as a medium for "e-commerce" by consumers. The Internet may not develop into a viable commercial marketplace as quickly as some industry estimates suggest. E-commerce on the Internet may not develop to the extent anticipated. Rapid growth and interest in the Internet and other online services is a recent development. We do not know if the use of the Internet for e-commerce will continue to develop or that a large enough number of consumers will use the Internet and other online services for e-commerce. Because global commerce on the Internet is still new and evolving, we cannot predict the extent to which the Internet will be a viable commercial marketplace. In addition, there are several factors that could have an impact on the growth of e-commerce. These include:

 .  security
 .  reliability of service
 .  cost of Internet access
 .  how easy it is to use the Internet or e-commerce features on the Internet
 .  how easy it is to gain access to the Internet
 .  quality of service
 .  delays in developing new standards and protocols to handle increased Internet traffic
 .  increased governmental regulation

Slow growth of e-commerce on the Internet for these or any other reasons could have a material adverse effect on our business, results of operations and financial condition.

We depend upon Web browsers, Internet Service Providers and Online Service Providers to allow Internet users to access UIT's own Web sites and Web sites of UIT's licensees. From time to time, users may experience difficulties accessing or using Web sites due to system failures or delays, which are not related to UIT's systems. These difficulties may negatively affect audio and video quality or result in interruption of video delivery. Any significant delays or failure of service could reduce the attractiveness of our technology and applications to our licensees, users, advertisers and content providers. Any of these events could seriously harm our business, results of operations and financial condition.

Our Technology Business Faces Security Risks.

Even though we employ security measures, UIT's Web sites and the Web sites of UIT's licensees may be vulnerable to unauthorized access, computer viruses, Trojan horses, worms and other disruptions. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in UIT's or its licensees' Internet operations. Internet Service Providers and Online Service Providers have experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, their own current and former employees or others. We may be required to spend significant capital or other resources to protect against the threat of security breaches or to solve problems caused by these sorts of security breaches. Although UIT intends to continue to implement industry-standard security measures, we do not know if the measures implemented by UIT will be circumvented in the future. Eliminating computer viruses, Trojan horses and worms and solving other security problems may require interruptions or delays in service to users who access UIT's or its licensees' Web sites. Any of these things could seriously harm our business, results of operations and financial condition.

We Are Subject to Intense Competition.

There is significant competition in the evolving market for video delivery on the Internet. Our primary competitors and we have each approached Internet video delivery using different technologies. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we have. Our management believes that the barriers to enter this market are relatively high and there is significant lead-time required to market a competitive Internet video delivery technology.

There is significant competition for content development and broadcasting on the Internet. The largest competitors in the content development and broadcast area are Broadcast.com, Inc. and RealNetworks, Inc. These, and many other competitors in the content development and broadcast area, have substantially greater assets then we do. We expect competition in this area to remain strong and to increase further.

Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

The Internet, computer hardware and software markets, and the field of e-commerce, all are undergoing rapid technological changes. Newer technologies, techniques or products could be developed which might perform functions similar to our technology and which operate as efficiently and easily, or which solve the problem of long download times for multimedia files in other ways. For example, a new technological advance that allows faster downloading of information from computer networks, or the development of entirely new methods of data transmission, could seriously harm our business, results of operations and financial condition.

It is probable that existing broadband technology will eventually develop to allow streaming video to provide television-quality video in direct competition with our technology, as well as with other alternative video delivery systems. While some industry estimates project that such developments may not occur for the next six to eight years, we do not know if these technological developments will occur sooner. In any event, over time we will need to respond to technological innovation in a rapidly changing industry.

Burdensome Government Regulation and Legal Uncertainties Could Impair Our Results of Operations.

Although there are currently few laws and regulations that directly apply to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering a wide range of Internet-related issues. This could include broadcast license fees, music licensing, copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. It is also possible that laws could be passed that may apply to us in the areas of content, network security, encryption, privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and re-transmission activities. If restrictive laws or regulations are adopted, it could slow Internet growth. If certain laws or regulations apply to us and the type of technology business or service we provide, it could expose us to significant liabilities associated with the content on UIT's Web sites, and possibly for the content on the Web sites of UIT's licensees. We do not know if laws will be adopted that apply to our business on the Internet. If such laws and regulations are adopted, we do not know if they will affect our business. Any new legislation or regulation or enforcement of existing laws and regulations could limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.

There are also uncertainties about how existing laws in other areas apply to the Internet. Some of these laws deal with such issues as property ownership, libel, taxation, defamation and personal privacy. The majority of these laws were adopted before the widespread use of the Internet. Therefore, they do not address the unique issues of the Internet and related technologies. There are very few cases about the interpretation of these types of law on Internet use. If such laws apply to the Internet, it could limit growth of the Internet and could seriously harm our business, results of operations and financial condition.

Congress enacted the Communications Decency Act in 1996. The U.S. Supreme Court ruled that certain sections of that Act which would have imposed criminal penalties on anyone distributing "indecent" material to minors over the Internet were unconstitutional. We do not know if similar laws will be adopted and upheld. Even though we do not currently distribute the types of materials on the Internet that the Act may have considered illegal, we do not know how any future laws or regulations regarding decency might be interpreted. In addition to the potential for liability, these types of laws could also damage the growth of the Internet generally, which would have the effect of decreasing the demand for our technology and its applications. Any of these developments could seriously harm our business, results of operations and financial condition. So far, we have not required our licensees to indemnify us for this type of liability and we do not have insurance for this type of liability.

If we are considered to be a distributor of Internet content, we face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims. These types of lawsuits have been brought against Internet content distributors. In addition, we could be liable for the broadcast content, or unauthorized duplication of broadcast content. So far, we have not required our licensees to indemnify us for this type of liability. Any liability that is not covered by insurance or an indemnification by a licensee could seriously harm our business, results of operations and financial condition. At present, we do not have insurance for this type of liability.

We Have a Pending Patent Application.

We filed an application for a utility patent for our PAV and DIVO technology with the U.S. Patent and Trademark Office in July 1997. This patent was issued November 30, 1999. We filed a second patent application relating to enhancements to our DIVO technology in May 1999. We do not know if that patent will be issued or, if it is issued, how broad it will be. It is therefore possible that our competitors will be able to use products and technologies similar to our own. That could significantly reduce our competitive advantage. However, even if a patent is not issued, we believe that the value of our DIVO technology will not be critically impaired. We also do not know if any patent that we might receive in the future will provide protection from infringement or if our patent applications will be challenged. If any of our patents are challenged, we do not know what the result of the challenge would be and we also do not know if we would have adequate resources to enforce or defend our rights.

Our Technology Business Relies on the Enforcement of Our Intellectual Property Rights.

Our copyrights, trademarks, trade secrets and other intellectual property rights are critical to our success. We rely on copyright and trademark laws, trade secret protection, and confidentiality and non-disclosure agreements with our employees and third parties to protect our proprietary rights. We do not know if these steps will be adequate. We do not know if we will be able to obtain trademark registrations for our marks in the United States or other countries. We do not know if third parties will infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual proprietary rights. None of our marks or rights are registered at present. In addition, meaningful copyright and trademark protection may be unenforceable or limited in certain countries. In the future, it is possible that we would have to sue to protect our copyrights, trademarks, trade secrets and other intellectual property rights. We cannot give any assurance as to our ability to enforce our rights or the outcome of any suits to protect those rights.

UIT generally enters into nondisclosure agreements with its employees and consultants. UIT also limits access to and distribution of its software, sensitive documents and other proprietary information. We do not know if the steps taken by UIT to prevent misappropriation of its proprietary information will be successful. If these agreements are breached we do not know if we will have adequate remedies available, or if the agreements themselves would be enforceable. Even with the precautions taken by UIT, it might be possible for a third party to copy, obtain and use, our proprietary information without authorization. It is also possible that our trade secrets will be independently developed by competitors.

We Depend on Certain Personnel

An important part of our performance depends upon the services of our senior management, certain other key personnel, and technical and business consultants. The loss of their services could have a material adverse effect on our business, results of operations and financial condition.

Sales of Additional Shares of Our Common Stock Into the Public Market May Cause Our Stock Price to Fall and Dilute Our Stockholders' Interests.

If we raise additional funds by selling common stock or other equity securities, the interests of current stockholders would be diluted. We may also issue common stock or options or warrants to purchase our common stock to provide incentives to officers, employees, consultants, advisors and other people who perform services for us. Stock, which is issued when options and warrants are exercised, will dilute our present stockholders' ownership percentage in our Company.

Control of Our Company by Certain Stockholders

Brian Shuster - Chairman of the Board, President, and Chief Executive Officer of our Company - and certain of his relatives are principal stockholders of our Company. Harry Shuster, the father of Brian Shuster, owns 25.3% of our common stock, including options exercisable within 60 days, and Brian Shuster owns 5.0% of our common stock, including options exercisable within 60 days. Therefore, Brian Shuster and members of his family have the ability largely to control the outcome of Company actions requiring the approval of our stockholders. These matters include:

 .  election of directors
 . mergers, sales of all or most of our assets; or . other change of control of our Company.

We Have Never Paid Dividends on our Common Stock.

We have not paid dividends on our common stock in the past and we do not expect to declare dividends on our common stock in the foreseeable future. We intend to continue to retain earnings for use in the operation and expansion of our business. Dividend policy in the future is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and other factors that the Board of Directors considers relevant. We are not a party to any agreement restricting the payment of dividends.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth in the table below are the names, ages and positions of the current directors and executive officers of United Leisure. Ages are shown as of December 31, 2000. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the United Leisure Board. None of the executive officers has any family relationship to any director or any other executive officer of United Leisure, except that Brian Shuster is both an executive officer and director.

                                                 Positions Currently Held
Name                                Age            With United Leisure                    Director Since
----                              -------          -------------------                    --------------
Brian Shuster                       42         Chief Executive Officer, President,             1996
                                               Chairman of the Board and Director
Julie Lepere                        40         Secretary                                        ---
J. Brooke Johnston, Jr.             60         Director                                        1996
Victor Hollander                    68         Director                                        2001
Gerald Chizever                     57         Director                                        2001


Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of United Leisure.

Brian Shuster has served as a director of United Leisure since May 1996 and as Chief Executive Officer and President of United Leisure since May 1999. Brian Shuster is also chairman, chief executive officer and president of UIT. From March 1997 to May 1999, he also served as Executive Vice President of United Leisure. From 1993 through 1995, Mr. Shuster served as President of Beverly Hills Producers Group, an independent motion picture production company.

Julie Lepere has served as Secretary of United Leisure since May 1999. Prior to that, since 1984, Ms. Lepere served as assistant to our Vice President and Controller. In addition, Ms. Lepere served as administration director for our children's recreational facilities from 1984 through 1988.

J. Brooke Johnston, Jr. has served as a director of United Leisure since May 1996. Since 1998, Mr. Johnston has been a partner of the law firm of Baker, Johnston & Wilson, LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama, where he practiced securities law for over 17 years. Mr. Johnston is also a director of Grand Havana Enterprises, Inc., which owns and operates cigar clubs in Beverly Hills and New York City.

Victor Hollander has served as a director of United Leisure since February 2001. He was licensed to practice public accounting in California as a certified public accountant in 1958. In 1965 he established and was partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978 he formed the accounting firm of Hollander, Gilbert & Co., the predecessor to Hollander, Lumer & Co. LLP and in February 2001 he merged his firm with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP where he manages the firms Securities Group.

Gerald M. Chizever has served as a director of the Company since February 2001. Mr. Chizever presently is, and has been since 1990, a partner of the law firm of Richman, Mann, Chizever, Phillips & Duboff in Beverly Hills, California. Mr. Chizever's primary area of practice is corporate and business law.

Significant Employees

The following individual is a significant employee of our subsidiary, United Internet Technologies:

Andy Rifkin has served as Chief Technology Officer of UIT since December 2000. Andy Rifkin oversees the development and commercialization of UIT's interactive technologies. Mr. Rifkin has twenty years of experience in the development of advanced interactive technologies for the consumer electronics, entertainment, media and communications industries. Mr. Rifkin has extensive senior managerial, technical and operation experience at Mattel and Time Warner.

Mr. Rifkin was at Mattel from 1994 to 1999 where he served as senior vice president, Design and Development, Mattel Media, and senior vice president, Creative Technology. Mr. Rifkin lead the creation, development and production of interactive toys, including the award winning Barbie Fashion Designer, Barbie Digital Camera and Hot Wheels Stunt Track Driver. Mr. Rifkin was at Time Warner from 1985 to 1994, where he held positions as vice president, Interactive Application Technology, Time Warner Cable and Full Service Network, director of advanced technologies, Time Customer Services and director of research and development, New Business Development, Time, Inc. Among his accomplishments, Mr. Rifkin developed and executed the strategic plan to ensure the committed launch of Time Warner into interactive television and he was instrumental in developing business and technical partnerships with Sega and TCI to form the Sega Channel.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period through December 31, 2000, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation received for services rendered to United Leisure in all capacities for the three fiscal years ended December 31, 2000 by our Chief Executive Officer during fiscal 2000 and the most highly compensated executive officers at the end of fiscal 2000.

                           SUMMARY COMPENSATION TABLE





                                                   Annual
                                                Compensation                         Long Term Compensation
                                                ------------                         ----------------------
Name and Principal Positions                        Year           Salary          Securities and Underlying
----------------------------                       -------         ------                   Options
                                                                                   -------------------------
   Brian Shuster (1)
        Chairman of the Board                         2000         $263,660                1,750,000 (2)
        President, Chief Executive Officer,           1999         $240,000                  300,000
        Chief Financial Officer                       1998              ---                      ---

   Sonja Mikic (3)
        Chief Executive Officer, UIT                  2000         $186,000                1,250,000 (2)

(1) Effective May 24, 1999, Brian Shuster was appointed to serve as Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.

(2)  Consists of UIT options. See Item 3.

(3)  Employment terminated effective February 2001.

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Directors receive periodic stock option grants.

Stock Option Grants


This table shows information regarding stock option grants made to each of our Named Executive Officers who received options during the fiscal year ended December 31, 2000. All of the options were issued at not less than the fair market value of our common stock on the date of the grant and are 100% vested.

                     OPTION/SAR GRANTS IN LAST FISCAL YEARS



                              Number of                Percent of Total
                             Securities                  Options/SARS
                         Underlying Options/         Granted to Employees         Exercise Price
                           SARs Granted (1)             In Fiscal Year               ($/sh.)             Expiration
                           ----------------             --------------               -------             ----------
Name

   Brian Shuster            1,750,000 (1)                    33.9%                    $1.50              January 2010
   Sonja Mikic              1,250,000 (2)                    24.2%                    $1.50              January 2010

(1) Represent only UIT options.

(2) See Item 3.

This table shows information regarding unexercised options held by our Named Executive Officers. No options were exercised during the fiscal year ended December 31, 2000.


                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                  Number of Unexercised Options at                  Value of Unexercised In The Money Options at
                                         December 31, 2000                                     December 31, 2000 (1)

Name                           Exercisable                Unexercisable                Exercisable                 Unexercisable
                               -----------                -------------                -----------                 ------------
Brian Shuster                  2,400,000 (2)                        ---                $2,291,500 (4)                       ---
Sonja Mikic                    1,250,000 (3)                        ---                $  781,250 (4)                       ---

(1) Represents the difference between the market price of our common stock and the respective exercise prices of the options at December 31, 2000. Actual values which may be realized, if any, upon any exercise of these options will be based on the market price of our common stock at the time of any exercise and are therefore dependent upon future performance of our common stock.

(2)  Includes 1,750,000 UIT options.

(3)  Consists of 1,250,000 UIT options. See Item 3.

(4) Based on the assumption that UIT options can be converted on a one to one basis to United Leisure options. (See Item 3).

Consulting and Employment Agreements

United Internet Technologies and Brian Shuster entered into a five-year employment agreement dated as of January 1, 1999, which was amended in 2000. Under this employment agreement, Mr. Shuster is employed as the President of United Internet Technologies at an initial base salary of $240,000 per year. Mr. Shuster was paid $263,660 in 2000 pursuant to this agreement. The employment agreement also provides that any inventions developed by Mr. Shuster during his employment by United Internet Technologies that relate to the business of United Internet Technologies, will remain United Internet Technologies' property. The employment agreement also contains a confidentiality provision. Mr. Shuster is permitted to engage in outside business activities to the extent that these obligations do not interfere with his duties to United Internet Technologies.

Prior to becoming President and Chief Executive Officer of our Company in May 1999, Brian Shuster provided certain consulting services to us and received $6,000 per month in consulting fees. The consulting agreement may be terminated by either party upon 30 days notice.

Stock Options

On December 31, 2000, there were outstanding presently exercisable non-qualified stock options to purchase a total of 3,761,000 shares of UIT and United Leisure common stock held by our officers and directors. Of this amount, 2,400,000 were held by Brian Shuster, our Chairman of the Board, President and Chief Executive Officer, 1,750,000 of which are options to purchase shares in UIT. The balance was held by the other current and former directors and officers of our Company, at option prices ranging from $.23 to $2.25 per share. See "Security Ownership of Certain Beneficial Owners and Management."

All non-qualified stock options that we have issued to our directors and executive officers are in substantially the same form. All options have a term ranging from five years to ten years from the date of grant and are immediately exercisable as to all of the shares of our common stock covered by the option. The option price is the fair market value of our common stock as of the date of grant.

In addition to the non-qualified stock options held by our directors and executive officers on December 31, 2000, there were outstanding non-qualified options to purchase a total of 7,266,450 shares of United Leisure and UIT common stock held by third parties. All of these non-qualified options are in substantially the same form as those issued to our directors and executive officers, except that generally they are not terminable until they expire.
These options have exercise prices ranging from $.23 to $6.71 and expire from December 31, 2002 through September 29, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of United Leisure common stock as of December 31, 2000: (a) by each person who is known by United Leisure to own beneficially more than 5% of its common stock; (b) by each of United Leisure's directors; (c) by each of the named executive officers; and (d) by all officers and directors of United Leisure as a group.


                                   Number of  ULC           Percentage              Number of UIT          Percentage
                                       Shares               Ownership                  Shares              Ownership
Name and Address                    Beneficially             Of Class               Beneficially           Of Class
Of Beneficial Owner (1)            Owned (2) (3)                (3)                 Owned (2) (3)            (3)
-----------------------            -------------            ------------            -------------        -----------
Brian Shuster                          1,050,000 (4)               4.99%                1,750,000               5.11%
J. Brooke Johnston                       151,400 (5)                  *                         0                  0
Victor Hollander                                  0                      0                         0                  0
Gerald Chizever                           25,000                      *                         0                  0
Harry Shuster                          5,879,993 (6)              25.28%                        0                  0
Sonja Mikic (7)                                0                      0                 1,250,000               4.00%
All officers and directors             1,242,600                   5.87%                3,000,000               9.09%
   as a group (6 people)

*1ess than 1%

  (1) Each person's address is c/o United Leisure, 1990 Westwood Boulevard, Los Angeles, California 90025, unless otherwise noted.

  (2) Unless otherwise indicated, United Leisure believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

  (3) A person is deemed to be the beneficial owner of Common stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised. Figures include options in UIT and United Leisure.

  (4) Includes an option to purchase 650,000 shares of United Leisure common stock. Includes 80,000 shares held by Brian Shuster as trustee of each of Bennett Shuster Trust, Bentley Shuster Trust and Blake Shuster Trust and 300 shares held by Nita Shuster and Brian Shuster.

  (5) Includes an option to purchase 100,000 shares.

  (6) Includes 111,000 shares of common stock held by Koorn N.V., all of whose capital stock is owned by Harry Shuster. Also includes 125,000 shares of common stock held by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita Shuster and Bardene Anne Shuster, 300 shares owned by Nita Shuster and Brian Shuster, and 300 shares owned by Nita Shuster and Stanley Shuster, of which Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 2,606,950 shares of our common stock and 3,037,583 shares of our common stock owned directly by Harry Shuster. Also does not include an aggregate of 480,000 shares of our common stock owned by trusts of which Harry Shuster's adult children are the beneficial owners. Until May 24, 1999, Harry Shuster served as Chairman of the Board, President, Chief Executive Officer and a director of United Leisure.

  (7) Employment terminated effective February 2001. See Item 3.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Harry Shuster. In November, 2000 we structured a termination of the consulting services agreement between Mr. Harry Shuster and United Leisure. The termination agreement allowed us to buy out the consulting agreement of Mr. Shuster, which had a remaining duration of five years at an annual consulting fee of approximately $270,000. The terms of the agreement consisted of a one-time payment of $250,000 and the transfer of assets with a book value of $740,246 from United Leisure to Harry Shuster. The assets consisted of a loan receivable of $686,790 and accounts receivable of $53,456 owed to United Leisure by Grand Havana, an affiliated company. We incurred total expenses of $990,246 to terminate the consulting agreement. The agreement was executed on January 31, 2001.

From October 1, 1997 through May 31, 1999, we paid rent to Harry Shuster in the amount of $49,551, for an apartment which he owns and which Brian Shuster uses while in New York City on Company business. Since June 1, 1999, we have paid Harry Shuster $300 per day for each day of use by Brian Shuster. We believe that this rent is at least as favorable as the cost of comparable housing over the significant period of time that Mr. Shuster has been in New York City on business.

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

As of December 31, 2000, we held 966,666 shares of Grand Havana's common stock. The Chief Executive Officer of Grand Havana is Stanley Shuster, the brother of Brian Shuster.

Transactions With HEP II, L.P. In April 1996, we acquired 50% of the limited partnership interests in HEP II, L.P. The general partner of HEP II is United Film Distributors, Inc. of which Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and director
of United Leisure is the Chairman of the Board.   Harry Shuster's son, Brian
Shuster, was the President of United Film Distributors, Inc. At December 31, 2000, we wrote down our investment in HEP II, L.P to $0 because we believe that the residual value of future payments on the investment in HEP II will be negligible.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


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

10.1 Stock Option Agreement dated December 7, 1990, between United Leisure and Haskell Slaughter Young & Johnston, Professional Association, (incorporated by to Exhibit 10.5 of the SB-2).

10.2 Stock Option Agreement dated October 7, 1988, between United Leisure and Harry Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit 10.12 of the SB-2).

10.3 Stock Option Agreement dated November 17, 1988, between United Leisure and Harry Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit 10.13 of the SB-2).

10.4 Stock Option Agreement dated December 5, 1988, between United Leisure and Harry Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit 10.14 of the SB-2).

10.5 Stock Option Agreement dated July 24, 1987, between United Leisure and Harry Shuster as extended by Extension of Option Agreement, dated April 20, 1993 between United Leisure and Harry Shuster (incorporated by reference to Exhibit 10.16 of the SB-2).

10.6 Option Agreement dated as of April 22, 1988, between United Leisure and Haskell Slaughter Young & Johnston covering United Leisure, Extension of Option Agreement, dated April 20, 1993 between United Leisure and Haskell Slaughter Young & Johnston, Professional Association (incorporated by reference to Exhibit 10.17 of the SB-2).

10.7 Form of Indemnity Agreement entered into by United Leisure with each of its directors (incorporated by reference to Exhibit 10.35 of the SB-2).

10.8 Standard Retail/Office Complex Lease dated October 12, 1994, between PSA Properties and Planet Kids, Inc., (incorporated by reference to
          Exhibit 10.32 of United Leisure's Amendment No. I to Annual Report on Form 10K-SB for the fiscal year ended December 31, 1995 (the "1995 10-KSB")).

10.9 Commercial Lease among Eastrich Multiple Investor Fund, L.P., Midland Loan Services, L.P. et al., and Planet Kids, Inc., effective August 9, 1995 and Rider thereto (incorporated by reference to Exhibit 10.33 of the 1995 10-KSB).

10.10 Lease dated June 29, 1995, between Magnolia Square and Planet Kids, Inc. and Addendum thereto (incorporated by reference to Exhibit 10.34 of the 1995 10-KSB).

10.11 Territory Rights Agreement between Planet Kids, Inc., and PT Planet Kidsindo (incorporated by reference to Exhibit 10.35 of the 1995 10-
          KSB).

10.12 Option Agreement dated as of September 22, 1998, between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.45 of the United Leisure's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (the "September 30, 1998 10-QSB")).

10.13 Option Agreement dated as of September 30, 1998, by and between United Leisure Brian Shuster (incorporated by reference to Exhibit 10.46 of the September 30, 1998 10-QSB).

10.14 Option Agreement dated as of January 4, 1999 between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.49 of United Leisure's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 (the "June 30, 1999 10-QSB")).

10.15 Option Agreement dated as of January 4, 1999 between United Leisure and J. Brooke Johnston (incorporated by reference to Exhibit 10.51 of the June 30, 1999 10-QSB).

10.16 Option Agreement dated as of February 1, 1999, between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.52 of the June 30, 1999 10-QSB).

10.17 Employment Agreement dated as of January 1, 1999 between United Leisure and Brian Shuster, together with supplemental agreement between the Company, United Internet Technologies, Inc. and Brian Shuster (incorporated by reference to Exhibit 10.53 of the June 30, 1999 10-QSB).

10.18 Agreement dated as of July 21, 1999 between United Leisure and Media Group, Inc. (incorporated by reference to Exhibit 10.55 of the June 30, 1999 10-QSB).

10.19 Purchase Agreement and Escrow Instructions dated as of June 10, 1999, between United Leisure and Shih Ching Chiang, as amended on August 7, 1999 (incorporated by reference to Exhibit 10.1 of United Leisure's Current Report on Form 8-K dated August 23, 1999).

10.20 Total Access Software Distribution Agreement between Earthlink Network, Inc. and United Internet Technologies, Inc. together with related letter agreement dated July 21, 1999 (incorporated by reference to Exhibit 10.42 of United Leisure's Registration Statement on Form SB-2 (File no. 333-86335) filed with the Commission on September 1, 1999 (the "1999 SB-2")).

10.21 Software License and Distribution Agreement dated June 15, 1999 between United Internet Technologies and AT&T Corp. (incorporated by reference to Exhibit 10.32 of the 1999 10-KSB).

10.22 Letter Agreement dated November 19, 1999 between United Internet Technologies and Teen People Magazine (incorporated by reference to
          Exhibit 10.33 of the 1999 10-KSB).

10.23 Distribution Agreement dated February 2, 2000 between United Internet Technologies and Liquid Audio, Inc. (incorporated by reference to
          Exhibit 10.34 of the 1999 10-KSB).

10.24* Termination Agreement and General Release dated January 31, 2001 between United Leisure Corporation and Harry Shuster.

21.1      Subsidiaries of United Leisure (incorporated by reference to Exhibit
          21.1 of the 1999 10-KSB).

23.1*     Consent of Ernst and Young, LLP.

* Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.


(b)  Reports on Form 8-K.
-------------------------

The following Current Reports on Form 8-K were filed by us during the quarter ended December 31, 2000:

(i) Current Report of Form 8-K filed October 5, 2000. Item 5 was reported.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED LEISURE CORPORATION


By: /s/ BRIAN SHUSTER
---------------------

Brian Shuster
President, Chief Executive Officer and Director


Date: April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                     TITLE
---------                     -----

/s/  BRIAN SHUSTER            Chairman of the Board, President, Chief Executive
------------------            Officer and Chief Financial Officer
Brian Shuster
                              (Chief Executive Officer; Principal Financial and
                              Accounting Officer)


/s/  J. BROOKE JOHNSTON, JR.
----------------------------
J. Brooke Johnston, Jr.       Director



/s/  VIC HOLLANDER
------------------
Vic Hollander                 Director



/s/  GERALD CHIZEVER
--------------------
Gerald M. Chizever            Director

                  United Leisure Corporation and Subsidiaries

Consolidated Financial Statements

United Leisure Corporation and Subsidiaries

Years ended December 31, 2000 and 1999
with Report of Independent Auditors

                  United Leisure Corporation and Subsidiaries

                       Consolidated Financial Statements


                     Years ended December 31, 2000 and 1999



                                    Contents


Report of Independent Auditors.........................................  3

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................  4
Consolidated Statements of Operations and Comprehensive Income (Loss)..  6
Consolidated Statements of Stockholders' Equity........................  7
Consolidated Statements of Cash Flows..................................  8
Notes to Consolidated Financial Statements............................. 10

                         Report of Independent Auditors

The Board of Directors and Stockholders
United Leisure Corporation

We have audited the accompanying consolidated balance sheet of United Leisure Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with auditing standards generally accepted in the United States.

                                            ERNST & YOUNG LLP
Los Angeles, California
April 9, 2001

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
United Leisure Corporation


    We have audited the accompanying consolidated balance sheet of United Leisure Corporation and subsidiaries as of December 31, 1999, and the related consolidated statement of operations and comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                               HOLLANDER, LUMER & CO. LLP


Los Angeles, California
March 17, 2000, except for Note 3,
  Which is as of April 9, 2001

                  United Leisure Corporation and Subsidiaries

                          Consolidated Balance Sheets



                                                                      December 31
                                                                 2000             1999
                                                              ---------------------------
Assets
Current assets:
    Cash and cash equivalents                                 $7,416,966       $1,952,124
    Receivables                                                   27,925           87,697
    Deferred production cost                                           -          115,027
    Prepaid expense and other current assets                     144,562           39,171
                                                              ---------------------------
Total current assets                                           7,589,453        2,194,019

Property and equipment, net                                      987,521          158,651

Net assets of discontinued operations                             98,880           79,214

Investments:
    Investment in HEP II at equity - related party                     -          100,000
    Investment in Grand Havana at fair value - related           105,753          101,500
     party
                                                              ---------------------------
Total investments                                                105,753          201,500

Other assets:
    Loan receivable from Grand Havana - related party                  -          779,680
    Due from officer                                                   -           81,027
    Deposits and other assets                                     45,493           11,012
                                                              ---------------------------
                                                                  45,493          871,719
                                                              ---------------------------
Total assets                                                  $8,827,100       $3,505,103
                                                              ===========================

See accompanying notes.


                                                                       December 31
                                                                  2000             1999
                                                              ---------------------------
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                    $   666,811      $    702,986
    Due to related parties                                       285,059            95,387
    Deferred revenues                                                  -           210,133
    Deposits and other                                                 -                 -
                                                             -----------------------------
Total current liabilities                                        951,870         1,008,506

Minority interest                                                114,546                 -

Stockholders' equity:
    Preferred stock, $100 par value; authorized - 100,000
     shares; issued and outstanding - none                             -                 -

Common stock, $.01 par value; authorized - 30,000,000
 shares; issued and outstanding - 20,363,222 shares in
 2000 and 16,230,868 shares in 1999                              202,822           161,468
    Additional paid-in capital                                45,525,722        26,892,688
    Accumulated deficit                                      (38,034,946)      (24,620,392)
    Accumulated other comprehensive income -
     unrealized gain on investment                                67,086            62,833
                                                             -----------------------------
Total stockholders' equity                                     7,760,684         2,496,597
                                                             -----------------------------
Total liabilities and stockholders' equity                   $ 8,827,100      $  3,505,103
                                                             =============================

                  United Leisure Corporation and Subsidiaries

                     Consolidated Statements of Operations

                                                                       Year ended December 31
                                                                       2000               1999
                                                                  -------------------------------
Revenue:
    Licensing fees                                                $    712,942        $   240,000
                                                                  -------------------------------
Total revenue                                                          712,942            240,000

Costs and expenses:
    Direct operating expenses                                        6,596,339          1,547,739
    Selling, general and administrative expenses                     1,616,832          1,832,520
    Stock compensation                                               6,102,943            306,500
    Depreciation and amortization                                      122,316             28,035
    Minority interest in loss                                         (107,839)                 -
                                                                  -------------------------------
                                                                    14,330,591          3,714,794
Interest income                                                        501,751            178,516
Interest expense                                                       (71,930)          (422,049)

Other income (expense):
    Litigation settlement                                                    -           (255,333)
    Legal (costs) recoveries                                                 -             12,544
    Equity in net income (loss) of United Hotel                              -           (133,932)
    Equity in net loss of Genisys                                            -           (210,133)
    Gain on sale of Genisys                                            600,000                  -
    Realized loss from write-down of investment in
     HEP II                                                           (100,000)          (600,000)
    Realized gain from investment in United Hotel                            -          1,869,584
    Other, net                                                          17,189            117,817
                                                                  -------------------------------
Total other income (expense)                                           517,189            800,547
                                                                  -------------------------------
Loss from continuing operations                                    (12,670,639)        (2,917,780)
Discontinued operations (Note 3):
Loss from operations of discontinued business                         (743,915)        (1,263,967)
                                                                  -------------------------------
Net Loss                                                           (13,414,554)        (4,181,747)

Other comprehensive loss:
    Unrealized holding gain (loss) on securities arising
     during the period                                                   4,253             62,833
                                                                  -------------------------------
Comprehensive income (loss)                                       $(13,410,301)       $(4,118,914)
                                                                  ===============================

Weighted average number of common shares outstanding                19,583,516         15,558,608
Basic loss per share:
Loss per share from continuing operations                         $      (0.65)       $     (0.19)
Loss per share from discontinued operations                       $      (0.04)       $     (0.08)
                                                                  -------------------------------
Total loss per share                                              $      (0.69)       $     (0.27)
                                                                  ===============================

See accompanying notes.

s

                  United Leisure Corporation and Subsidiaries

                Consolidated Statements of Stockholders' Equity



                                                                                                Accumulated
                                             Common Stock                                          Other
                                       -----------------------    Additional                   Comprehensive
                                         Number of                 Paid-in      Accumulated        Income
                                           Shares     Amount       Capital        Deficit          (Loss)          Total
                                       ------------------------------------------------------------------------------------
Balance at December 31, 1998             14,002,849   $139,188   $24,844,168    $(20,438,645)        $     -   $  4,544,711
   Cashless warrants exercise               858,018      8,580        (8,580)              -               -              -
   Sale of common stock                     750,000      7,500     1,492,500                                      1,500,000
   Exercise of stock options                470,000      4,700       181,600                                        186,300
   Fair value of options issued to
    non-employees                                                    306,500                                        306,500
   Expiration of put options                 150,001     1,500        76,500                                         78,000
   Unrealized gain on investment                                                                      62,833         62,833
   Net loss                                                                       (4,181,747)                    (4,181,747)
                                       ------------------------------------------------------------------------------------
Balance at December 31,1999              16,230,868   $161,468   $26,892,688    $(24,620,392)        $62,833   $  2,496,597
   Sale of common stock                   2,240,000     22,400     5,577,600                                      5,600,000
   Exercise of stock options                195,000      1,950        76,250                                         78,200
   Exercise of warrants                   1,697,354     17,004     6,622,412                                      6,639,416
   Fair value of options issued to
    non-employees                                                  6,102,943                                      6,102,943
   Change in capital of subsidiary                           -       253,829                                        253,829
   Unrealized gain on investment                  -          -             -               -           4,253          4,253
   Net loss                                                                      (13,414,554)                   (13,414,554)
                                       ------------------------------------------------------------------------------------
Balance at December 31, 2000             20,363,222   $202,822   $45,525,722    $(38,034,946)        $67,086   $  7,760,684
                                       ====================================================================================

See accompanying notes.

                  United Leisure Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                Year ended December 31
                                                                 2000             1999
                                                            -----------------------------
Operating activities
Net loss                                                    $(13,414,554)     $(4,181,747)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Loss from discontinued operations                           743,915        1,263,967
     Depreciation and amortization                               122,316           28,035
     Gain on sale of investment in Genisys                      (600,000)               -
     Minority share of loss                                     (107,839)               -
     Settlement of consulting agreement                          845,403                -
     Fair value of options granted to non-employees            6,102,943          306,500
     Write-down of investment in HEP II                          100,000          600,000
     Other                                                        20,000                -
     Realized gain on investment in United Hotel                       -       (1,869,584)
     Equity in net loss of United Hotel                                -          133,932
     Equity in net loss of Genisys                                     -          210,133
     Accrual of interest income from related parties                   -          (85,382)
     Changes in operating assets and liabilities:
     Receivables                                                  59,772          (35,387)
     Deferred production costs                                   115,027         (115,027)
     Prepaid expenses and other current assets                  (154,791)           2,874
     Deposits and other assets                                    14,920           17,240
     Accrued interest                                                  -         (406,808)
     Accounts payable and accrued expenses                      (336,176)         273,191
     Due to related parties                                      189,672          (34,239)
     Deposits and other liabilities                                    -           (3,041)
     Deferred revenues                                          (210,133)         207,863
                                                            -----------------------------
Net cash used in continuing operations                        (6,509,525)      (3,669,937)
Net cash used in discontinued operations                        (465,721)        (408,384)
                                                            -----------------------------
Net cash used in operating activities                         (6,975,246)      (4,078,321)

Investing activities
Purchases of property and equipment                             (949,471)         (99,341)
Proceeds from sale of investment in Genisys                      600,000                -
Investment in United Hotel                                             -        5,168,104
Loans receivable from Grand Havana                               (65,723)         (75,000)
Advances to related party                                         61,027          205,213
Collections from disposition of assets held for sale
 and fixed assets                                                      -        1,087,800
                                                            -----------------------------
Net cash provided by (used in ) investing activities            (354,167)       6,286,776

                  United Leisure Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                              Year ended December 31
                                                               2000            1999
                                                       ---------------------------------
Financing activities
Sale of common stock                                         $ 5,600,000     $ 1,500,000
Proceeds from minority shareholders                              476,639               -
Payment on notes payable                                               -      (1,900,000)
Payment on long-term debt                                              -        (842,000)
Common stock issued for warrants and options
 exercised                                                     6,717,616         186,300
                                                       ---------------------------------
Net cash provided by financing activities                     12,794,255      (1,055,700)
                                                       ---------------------------------

Net increase in cash and cash equivalents                      5,464,842       1,152,755
Cash and cash equivalents at beginning of year                 1,952,124         799,369
                                                       ---------------------------------
Cash and cash equivalents at end of year                     $ 7,416,966     $ 1,952,124
                                                       =================================

Cash paid for:
 Interest                                                    $    71,930     $   406,808
                                                       =================================

Supplemental disclosures of non-cash investing and
 financing activities
Cashless warrant exercise                                    $         -     $     8,580
Fair value of options and warrants to non-employees            6,102,943         306,500
Expiration of put option                                               -          78,000

See accompanying notes.

                  United Leisure Corporation and Subsidiaries

1. Summary of Significant Accounting Policies


Description of Business


Through its subsidiary, United Internet Technologies, Inc. ("UIT"), the Company, is engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. The Company has developed two proprietary technologies: (1) Intelligent Control Interactive Technology ("I-C-IT") ("software") and (2) Digitally Integrated Video Overlay ("Divo") ("software"). These technologies enable businesses to transition their traditional product liens into the interactive world. The Company's objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.


Principles of Consolidation


The consolidated financial statements include the accounts of United Leisure Corporation and its Majority-owned subsidiaries. During 2000 the Company created a subsidiary in Germany to license its technology in Europe. At December 31, 2000 the German Subsidiary is 67% owned and has total assets of $379,670. Intercompany transactions and balances have been eliminated.


Investments


The Company accounts for ownership investments in affiliates using the equity method of accounting when the Company's voting control in the affiliate is between 20% and 50%. Investments in companies owned less than 20%, are accounted for at cost subject to annual impairment reviews, unless the ownership allows for significant influence in which case the investments are accounted for by the equity method. Investments in available for sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. In 1999 the Company held an interest in Genisys Reservation Systems, Inc. (Genisys) that was accounted for on the equity method with the 1999 equity loss from Genisys reducing the Company's investment balance to zero as of December 31, 1999. In April 2000, the Company sold its interest in Genisys to a principal shareholder of Genisys for $600,000 cash, which is reflected as a gain in the consolidated statement of operations.

                  United Leisure Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)


Sale of Stock by Subsidiary


At the time a subsidiary or affiliate issues its stock to unrelated parties at a price more than or less than its book value, the Company's net investment in the subsidiary or affiliate increases or decreases, respectively. The increase or decrease is reflected in "Changes in capital of investee" ( a component of additional paid-in capital) in the Company's consolidated statement of stockholders' equity. During 2000, the Company's German Subsidiary sold shares where the Company recorded its share of this change in capital of subsidiary in its Stockholder's equity accounts.


Use of Estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Cash and Cash Equivalents


The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Cash balance includes $305,388 of cash held in the German Subsidiary and is expected to be restricted to only offshore uses.


Fair Value of Financial Instruments


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

                  United Leisure Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)


Property and Equipment


Property and equipment is recorded at cost and depreciation is computed on the straight-line method based upon the estimated useful life of the related asset as follows:


        Buildings and improvements                                  3 - 27 years
        Machinery, equipment and vehicles                           4 - 10 years
        Furniture, fixtures and office equipment                    5 - 10 years
        Computers                                                        6 years

Long-Lived Assets


Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.



Revenue Recognition


The Company is engaged as a provider of consultancy services and as a licensor of its Technology. Generally, revenue is recognized upon delivery of the Technology. For arrangements to deliver the Technology requiring significant modification or customization, revenue is recognized on the percentage-of-completion method. Licensing revenue arises from the preparation of programs using the Company's interactive technology for marketing purposes to principally two unrelated parties.

                  United Leisure Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)


Deferred Production Cost


Costs incurred to modify and customize its technology are deferred and charged against revenue when earned.


Stock-Based Compensation


The Company and its subsidiaries account for employee and director's stock option grants using the intrinsic method. Generally, the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than fair value, the Company records compensation expense over the vesting period of the option. The Company accounts for equity instrument issued to non-employees in exchange for goods or services using the fair value method and records, expense based on the values determined using an option pricing model. The Company discloses the pro forma effects of using the fair value method for all option plans in its consolidated financial statements, if material.


Earnings Per Share


Basic Earning Per Share (EPS) is calculated by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares outstanding if the dilutive potential common shares (securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or contingent issuance of securities would have an antidilutive effect on EPS.


Comprehensive Income


Components of comprehensive income (loss) for the Company include net income
(loss) and changes in the value of available-for-sale securities.

                  United Leisure Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)


Income Taxes


The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.


Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date.


2. Disclosure of Certain Significant Risks and Uncertainties

Limited Operating History

Through its wholly owned subsidiary, the Company primary business is developing and licensing proprietary interactive Internet technology. This business started in 1998 and as such the Company is subject to various risks and uncertainties frequently encountered by companies in the early stage of development. Such risks and uncertainties include, but are not limited to, its limited operating history, an evolving and unpredictable developing Internet technology, and increasing number of competitors.


3. Discontinued Operations

In prior years, the Company's engaged in a business related to children's recreational activities. On October 30, 2000, the Company determined to divest its remaining non-technology businesses. The Company concluded that these operations were not strategically compatible with its core internet technology businesses. These non-core businesses consist of its Planet Kids activity. Management anticipates the complete disposal of the Planet Kids business to occur during 2001 by the assumption of leased facilities by outside parties. The assets and liabilities of Planet Kids as of December 31, 2000 are as follows:

                  United Leisure Corporation and Subsidiaries

3. Discontinued Operations (continued)


                                                                   December 31
                                                                2000         1999
                                                       ----------------------------------
Net assets of discontinued operations
Assets
  Cash and cash equivalents                                $ 31,136         $ 45,935
  Prepaid expenses and other assets                          78,876           87,557
  Property, plant and equipment, net                         16,894           23,114
                                                       ----------------------------------
Total assets                                                126,906          156,606

Liabilities:
  Accounts payable and accrued expenses                      18,599           48,990
  Deferred revenues                                           4,595           25,790
  Deposits and other                                          4,832            2,612
                                                       ----------------------------------
Total liabilities                                            28,026           77,392
                                                       ----------------------------------
Net assets of discontinued operations                      $ 98,880         $ 79,214
                                                       ==================================

The Planet Kids business incurred an operating loss of $68,417 for the period from November 1, 2000 through December 31, 2000. The operating results of discontinued operations for the years ended December 31, 2000 and 1999 are as follows:


                                                                     December 31
                                                               2000              1999
                                                       -------------------------------------
Revenue                                                    $   957,617         $ 1,145,679
Direct operating expenses                                   (1,343,825)         (1,539,997)
Provision for operating losses during phase out period        (300,000)                 -
Selling, general and administrative expenses                   (53,202)            (64,400)
Depreciation and amortization                                   (4,505)            (99,984)
Loss on sale of assets                                              -             (705,265)
                                                       -------------------------------------
Loss from discontinued operations                          $ (743,915)         $(1,263,967)
                                                       =====================================

                  United Leisure Corporation and Subsidiaries

4. Properties and Equipment

Property and equipment consisted of the following at December 31, 2000 and 1999:


                                                                    2000            1999
                                                            -------------------------------
Buildings and improvements                                       $  130,386        $ 30,765
Machinery, equipment and vehicles                                   177,293          40,183
Furniture, fixtures and office equipment                            584,103          22,978
Computers                                                           249,217         129,933
Signs and other                                                      34,464             296
                                                           --------------------------------

                                                                  1,175,463         224,155
Less accumulated depreciation and amortization                     (187,942)        (65,504)
                                                           --------------------------------
                                                                 $  987,521        $158,651
                                                           ================================

                  United Leisure Corporation and Subsidiaries

5. Stockholders' Equity

The following table summarizes the activity of common shares under stock options for the years ended December 31, 1999 and 2000:

                                                                                                  Weighted
                                                             Number of          Price per          Average
                                                               Shares             Share        Exercised Price
                                                          ----------------------------------------------------
Shares outstanding under options at December 31, 1998           3,266,950      $ .25 - $1.38         $ .66
Granted                                                         1,251,000      $ .23 - $1.75         $ .52
Exercised                                                        (220,000)     $ .23 - $1.00         $ .27
Cancelled                                                               -                  -             -
                                                          ----------------------------------------------------

Shares outstanding under options at December 31, 1999           4,297,950      $ .23 - $1.75         $1.13
Granted                                                         6,924,500      $1.50 - $6.71         $2.67
Exercised                                                        (195,000)     $ .23 - $1.00         $ .42
Cancelled                                                               -                  -             -
                                                          ----------------------------------------------------
Shares outstanding under options at December 31, 2000          11,027,450      $ .23 - $6.71         $2.08

                                                          ====================================================

                  United Leisure Corporation and Subsidiaries

5. Stockholders' Equity (continued)

The following tables summarize information concerning outstanding and exercisable options at December 31, 2000.

                                            Options Outstanding                          Options Exercisable
                            -------------------------------------------------        ------------------------------
                                                    Weighted
                                                     Average         Weighted                          Weighted
                                                    Remaining        Average                           Average
Range of                                           Contractual       Exercise                          Exercise
Exercise                      Number                 Life (in       Price per          Number          Price Per
 Prices                     Outstanding              Years)          Shares          Exercisable        Share
-----------------------------------------------------------------------------        ------------------------------
$0.01-$1.00                 3,852,950                  2.1            $0.55           3,682,950          $ .56
$1.01-$3.00                 5,840,000                  3.8             1.69           2,248,375           2.57
$3.01-$6.71                 1,334,500                  4.6             6.04             766,447           6.00
                           --------------------------------------------------        -------------------------------
Total                      11,027,450                  2.8             1.91           6,697,772          $1.82
                           ==========                                                ==========

Stock options granted to non-employees during 2000 and 1999 were valued using the fair value at the grant date adjusted for changes in market prices until vesting. Compensation expense recognized amounted to $6,102,943 and $306,500 in 2000 and 1999, respectively. The fair value of the options granted during 2000 and 1999 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions.

                                                2000              1999
                                            ----------------------------
        Risk-free interest rate                6.00%            5.50%
        Dividend yield                           0%               0%
        Volatility factor                       144%             100%
        Expected life                          5 years          5 years

The Company applied the intrinsic value method to account for its stock options to employees. Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date, using the Black-Scholes pricing, the Company's net loss and loss per share would have been increased by approximately $3,134,986 and $48,065, or $0.16 and $0.03 per share for 2000 and 1999, respectively.

                   United Leisure Corporation and Subsidiaries

5. Stockholders' Equity (continued)

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

At December 31, 2000 and 1999, the following warrants were outstanding:


                                               2000                1999
                                          ---------------------------------
  Balance at beginning of year               4,995,000           6,575,000
  Granted                                            -              50,000
  Exercised                                 (1,697,354)         (1,200,000)
  Cancelled                                          -            (430,000)
                                          ---------------------------------
  Balance at end of year                     3,297,646           4,995,000
                                          =================================

At December 31, 2000 the 3,297,646 warrants outstanding had an exercise price of $4.00 per share and expire May 9, 2002.

Outstanding options and warrants to purchase shares at December 31, 2000 and 1999 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

6. Commitments and Contingencies

In June 1999, the Company was sued by Hyperlock Technologies, Inc. (Hyperlock) in the United States District Court for the Northern district of Illinois, Eastern division. Hyperlock alleged that the Company had infringed United States Patent No. 5,892,825 (the 825 patent) entitled, "Method of Secure Server Control of Local Media Via a Trigger Through a Network for Instant Local Access of Encrypted Data on Local Media." On October 14, 1999, Hyperlock amended its complaint to allege the infringement of an additional patent. Hyperlock was seeking an injunction against the Company and unspecified damages.

On January 17, 2001 the Company announced all litigation with Broadbridge Media, LLC and Hyperlock Technologies, Inc. has been settled, with all claims and counterclaims voluntarily dismissed.

                   United Leisure Corporation and Subsidiaries

6. Commitments and Contingencies (continued)

Lease Arrangements

At December 31, 2000, minimum annual rentals under non-cancelable leases and minimum sub-lease income are as follows:

       Year Ending December 31                      Leases
       -----------------------------------------------------
       2001                                       $  544,634
       2002                                          536,063
       2003                                          491,423
       2004                                          452,219
       2005                                          223,628
       Thereafter                                          -
                                                  ----------
       Total                                      $2,247,967
                                                  ==========

Rent expense, net of sublease income of $43,201 in 2000 and $44,830 in 1999, was $870,685 in 2000 and $619,580 in 1999.

7. Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards for federal tax purposes of approximately $10,126,000 expiring through 2020:

The components of deferred taxes were as follows at December 31, 2000 and 1999:

                                              2000                  1999
                                         ----------------------------------
Deferred tax assets:
 Net operating loss carryforwards        $ 3,786,000           $ 2,369,000
 Impairment losses                           407,000               747,000
 Non-cash compensation                       500,000               307,000
 State income taxes                            8,000                 2,000
 Partnership interests                             -               193,000
 Valuation allowance                      (4,449,000)           (3,403,000)
                                         ----------------------------------
Total deferred tax assets                    252,000               215,000

Deferred tax liability:
 Depreciation                                252,000               215,000
                                         ----------------------------------
Net deferred taxes                       $         -           $         -
                                         ==================================

                   United Leisure Corporation and Subsidiaries

8. Related Party Transactions

Due to related parties at December 31, 2000 and 1999 consisted of the following:

                                                   2000               1999
                                               ------------------------------
Due to Brian Shuster                           $        -          $   65,000
Due to Harry Shuster                              250,000                   -
Due to Grand Havana                                35,059              81,774
                                               ------------------------------
                                                  285,059             146,774
Less:
 Due from 1990 Westwood Boulevard                       -              31,387
 Due from a consultant                                  -              20,000
                                               $  285,059          $   95,387
                                               ==============================

The Company leases certain of its office space on a month-to-month basis from a corporation of which Harry Shuster, is an officer and a principal stockholder. The Company incurred rent expense under this lease of $0 in 2000 and $81,860 in 1999.

The Company has paid rental, and certain expenses to Harry Shuster for an apartment used for business purposes. In 2000 and 1999, the Company paid $0 and $25,114, respectively.

As of December 31, 1999, the Company had a net receivable from Harry Shuster, former President and Chief Executive Officer of the Company, of $81,027.

In November, 2000 the Company agreed to terminate a consulting services agreement with Harry Shuster. The termination agreement effective December 31, 2000, allowed the Company to terminate the consulting agreement for Mr. Shuster, which had a remaining duration of five years. The terms of the agreement required a one time payment of $250,000 and the transfer of certain amounts owed to the Company by Grand Havana (an affiliated company). The amounts included a loan receivable from Grand Havana, including accrued interest, of $682,156 and other balances due from Grand Havana aggregating, which after deducting amounts owed to Grand Havana, amounted to $58,090. These amounts were expensed in 2000 and are included in selling, general and administrative expense.