Form 10QSB
period 2001-03-31
UNITED LEISURE CORP
filed 2001-05-14
CIK 59684

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

       For the quarterly period ended March 31, 2001

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
Yes [X]   No [__]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                         OUTSTANDING
        -----                                         -----------
    Common Stock, par value                           20,363,222 shares, as
    $0.01 per share.                                  of April 30, 2001

   Transitional Small Business Disclosure
   Format (Check one):                        Yes [_]     No [X]


================================================================================

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

           ITEM 1.      Financial Statements

                        Condensed Consolidated Balance Sheets as of
                        March 31, 2001 (unaudited)
                        and December 31, 2000 .. ..............................       4

                        Condensed Consolidated
                        Statements of Operations and Comprehensive
                        Income (Loss) for the Three Months
                        Ended March 31, 2001 and 2000(Unaudited)...............       5

                        Condensed Consolidated Statements
                        of Cash Flows for the Three Months
                        Ended March 31, 2001 and 2000 (Unaudited)..............       6

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited).......................       7

           ITEM 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................       9

PART II.   OTHER INFORMATION

           ITEM 1       Legal Proceedings......................................      12

           ITEM 2.      Changes in Securities..................................      12

           ITEM 3.      Defaults Upon Senior Securities........................      12

           ITEM 4.      Submission of Matters to a Vote of
                        Security Holders.......................................      12

           ITEM 5.      Other Information......................................      12

           ITEM 6.      Exhibits and Reports on Form 8-K.......................      13

SIGNATURE.....................................................................       14

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about United Leisure's plans and strategies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company's control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; the Company's outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results" included in our annual report on Form 10KSB filed on April 18, 2001. Although United Leisure believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,             December 31,
                                                                      2001                    2000
                                                                  ------------            ------------
                                                                  (unaudited)

                                               ASSETS

Current Assets:
 Cash and cash equivalents                                        $  5,374,752            $  7,416,966
 Receivables                                                            24,699                  27,925
 Prepaid expenses and other current assets                              86,410                 144,562
                                                                  ------------            ------------

 Total current assets                                                5,485,861               7,589,453

Property and Equipment, net of accumulated
 depreciation of $251,244 (2001) and $187,942 (2000)                   871,668                 987,521

Net assets of discontinued operations                                   84,013                  98,880

Investment in Grand Havana at fair value - related party                14,500                 105,753

Deposits and other assets                                              156,056                  45,493
                                                                  ------------            ------------

                                                                  $  6,612,098            $  8,827,100
                                                                  ============            ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                            $    448,560            $    366,811
 Reserve for discontinued operations                                   191,102                 300,000
 Due to related parties                                                      -                 285,059
                                                                  ------------            ------------

 Total current liabilities                                             639,662                 951,870

Minority interest                                                       69,189                 114,546

Stockholders' equity:
 Preferred stock                                                             -                       -
 Common stock, $.01 par value, authorized                              202,822                 202,822
  30,000,000 shares, issued and outstanding
  20,363,222  shares in 2001 and 2000
  Additional paid in capital                                        45,653,711              45,525,722
  Accumulated deficit                                              (39,922,914)            (38,034,946)
  Accumulated other comprehensive income  (loss)                       (30,372)                 67,086
                                                                  ------------            ------------

  Total stockholders' equity                                         5,903,247               7,760,684
                                                                  ------------            ------------

                                                                  $  6,612,098            $  8,827,100
                                                                  ============            ============

See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                   Three months ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                 2001               2000
                                                                                 ----               ----
Revenue, license fees                                                        $     3,000       $    700,000
                                                                             -----------       ------------

Cost and expenses:
 Product development and direct operating expenses                               665,566          1,017,103
 Selling, general and administrative                                           1,168,721            998,380
 Non-cash stock compensation                                                     127,989                  -
 Depreciation and amortization                                                    63,302             10,010
                                                                             -----------       ------------

 Total costs and expenses                                                      2,025,578          2,025,493
                                                                             -----------       ------------

Other income (loss):
 Interest income                                                                  84,807             80,236
 Interest expense                                                                      -            (35,356)
 Other, net                                                                        9,368             12,461
                                                                             -----------       ------------

 Total other income (loss)                                                        94,175             57,341
                                                                             -----------       ------------

 Minority interest in loss                                                        40,435                  -
                                                                             -----------       ------------

 Loss from continuing operations                                              (1,887,968)        (1,268,152)

 Discontinued operations                                                               -            (93,701)
                                                                             -----------       ------------

 Net loss                                                                     (1,887,968)        (1,361,853)

Other comprehensive income (loss):
 Foreign currency translation loss                                                (6,205)
 Unrealized holding gain (loss) on securities arising
  during the period                                                              (91,253)            14,500
                                                                             -----------       ------------

Comprehensive Loss                                                           $(1,985,426)      $ (1,347,353)
                                                                             ===========       ============

Basic and diluted loss per common share:
 Continuing operations                                                       $     (0.09)      $      (0.07)
 Discontinued operations                                                               -                  -
                                                                             -----------       ------------
                                                                             $     (0.09)      $      (0.07)
                                                                             ===========       ============

Weighted average number of shares, basic and diluted                          20,363,222         18,498,535
                                                                             ===========       ============

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                                -------------------------------
                                                                    2001                2000
                                                                -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(1,887,968)       $(1,361,853)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                       63,302              10,010
 Loss from discontinued operations                                        -              93,701
 Loss on disposal of asset                                           71,433                   -
 Non-cash stock compensation expense                                127,989                   -
 Minority share of loss                                             (45,357)                  -
 (Increase) Decrease in;
  Receivables                                                         3,226              (6,117)
  Prepaid expenses and other current assets                          58,152              21,169
  Deferred Production costs                                               -             115,027
 (Decrease) increase:
  Accounts payable                                                   81,749            (143,775)
  Deferred revenue                                                        -            (210,133)
  Due to related parties                                                  -             (12,884)
                                                                -----------        ------------
Net cash used in continuing activities                           (1,527,474)         (1,494,855)
Net cash used in discontinued activities                            (94,031)            (98,616)
                                                                -----------        ------------

Net cash used in operating activities                            (1,621,505)         (1,593,471)
                                                                -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  (18,882)            (75,938)
Increase in Deposits and other assets                              (110,563)            (26,011)
Loans receivable from Grand Havana                                        -             (15,960)
Advances to related parties                                        (285,059)            (65,430)
                                                                -----------        ------------

Net cash used in investing activities                              (414,504)           (183,339)
                                                                -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                      -           5,701,949
                                                                -----------        ------------

Net cash provided by financing activities                                 -           5,701,949
                                                                -----------        ------------

Effect of currency rate changes                                      (6,205)                  -
                                                                -----------        ------------

Net decrease (increase) in cash and cash equivalents             (2,042,214)          3,925,139
Cash and cash equivalents at beginning of period                  7,416,966           1,952,124
                                                                -----------        ------------

Cash and cash equivalents at end of period                      $ 5,374,752        $  5,877,263
                                                                ===========        ============

           See notes to condensed consolidated financial statements.

                          UNITED LEISURE CORPORATION
  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for United Leisure Corporation (the "Company" or "we") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31,2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 18, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we have engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. The Company has developed two proprietary technologies: (1) Intelligent Control Interactive Technology ("I-C-IT"(TM)) ("software") and (2) Digitally Integrated Video Overlay ("Divo"(TM)) ("software"). These technologies enable businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

The condensed consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. During 2000 we created a subsidiary in Germany to license our technology in Europe. At March 31, 2001 we owned 67% of the German Subsidiary which had total assets of $584,300 and incurred a loss of $101,181 for the three month period ended March 31, 2001. All intercompany transactions and balances have been eliminated.

2. DISCONTINUED OPERATIONS

In prior years, we engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and other investment activities. Management currently anticipates the complete disposal of the Planet Kids business to occur during 2001 by closing of these operations and the assumption of leased facilities by outside parties. However, we cannot assure that we will be able to completely dispose of such businesses or do so on terms favorable to us.

The assets and liabilities of Planet Kids are as follows:

                                                  March 31,        December 31,
                                                     2001              2000
                                                 -----------       ------------
                                                 (unaudited)
Net assets of discontinued operations
Assets
 Cash and cash equivalents                         $ 52,812        $ 31,136
 Prepaid expenses and other assets                   68,634          78,876
 Property, plant and equipment, net                  16,541          16,894
                                                   --------        --------
Total assets                                        137,987         126,906

Liabilities:
 Accounts payable and accrued expenses               53,974          18,599
 Deferred revenues                                        -           4,595
 Deposits and other                                       -           4,832
                                                   --------        --------
Total liabilities                                    53,974          28,026
                                                   --------        --------

Net assets of discontinued operations              $ 84,013        $ 98,880
                                                   ========        ========

The operating results of discontinued operations for the three months ended March 31, 2000 are as follows:

                                                         March 31, 2000
                                                        ----------------
                                                           (unaudited)

Revenue                                                   $  268,734
Direct operating expenses                                   (337,136)
Selling, general and administrative expenses                 (18,200)
Depreciation and amortization                                 (1,202)
Other Income(loss)                                            (5,897)
                                                          ----------
Loss from discontinued operations                         $  (93,701)
                                                          ==========

We estimated a reserve amount for the shut down cost of the discontinued operations of $300,000 at December 31, 2000. The remaining reserve at March 31, 2001 is $191,102 and may be subject to adjustment in future periods.

3. LICENSE AGREEMENTS

We acquired technology rights to certain of our products from one of our employees. In accordance with the agreement, we are obligated to pay the employee an advance royalty of $230,000 and 125,000 shares of our common stock, payable when certain licensing criteria have been met, and then a continuing royalty based upon the sale of the units using this technology. As of March 31, 2001, $110,000 of this advance royalty was due and paid and is reflected as an other asset in the accompanying March 31, 2001 balance sheet.

On April 5, 2001, we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters, creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We also granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable with respect to the licensed products. There are no amounts due under these licensing agreements as of March 31, 2001. These agreements may be terminated by Warner Bros. for various reasons, including but not limited to, any material breaches of our obligations under the agreements.

4. CONTINGENCIES

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

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post- judgment interest as allowed by law.

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

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions will be taken in late May, and the deposition of Mr. Brian Shuster, the Company's Chairman of the Board, is scheduled to take place on May 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

OVERVIEW

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we are engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1) Intelligent Control Interactive Technology ("I-C-IT"(TM)) ("software") and (2) Digitally Integrated Video Overlay ("Divo"(TM)) ("software"). These technologies enable businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

On April 5, 2001 we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We have also granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable with respect to the licensed products. These agreements may be terminated by Warner Bros. for various reasons, including but not limited to, any material breaches of our obligations under the agreements.

We also introduced a fully operational prototype of our I-C-IT enabled smart toy based on the Endoskeleton character from the Terminator 2: Judgment Day movie at the Toy Fair in New York City in February 2001. We are in the process of determining whether we will manufacture and distribute these products in conjunction with a manufacturing partner by the fourth quarter of 2001, or license such rights to a third party. However, we do not currently have a relationship with a manufacturing partner or licensee.

In prior years, we were engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and investments and are reflected in our financial statements as discontinued operations. We anticipate the complete disposal of the Planet Kids business to occur during 2001 by closing of these operations and the assumption of leased facilities by outside parties. However, we cannot assure that we will be able to completely dispose of such businesses or do so on favorable terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 30, 2000

For the three months ended March 31, 2001, we had a net loss of $1,887,968, or $(0.09) per share, compared with a net loss of $1,361,853 or $(0.07) per share for the three months ended March 31, 2000. The net loss for the three months ended March 31, 2001 is primarily attributable to costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Licensing revenue. We had licensing revenue of $3,000 for the three months ended March 31, 2001, compared to licensing revenue of $700,000 for the three months ended March 31, 2000. There was minimal licensing activity during the three months ended March 31, 2001 as we focused on developing and marketing our software technology, including entering into a license agreement with Warner Bros. for the creation of Looney Tunes Internet Chat Pals that will utilize our I-C-IT technology. Our revenue for the three-month period ended March 31, 2000 resulted primarily from licensing agreements in connection with developing interactive CD-ROMs created for Teen People Magazine and Nordstrom stores.

Direct operating expenses. We incurred direct operating expenses of $665,566 for the three months ended March 31, 2001 as compared to $1,017,103 for the three months ended March 31, 2000, a decrease of $351,537 or approximately 35%. These operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes, as well as business activities to promote and market our technologies. The decrease in costs for the three months ended March 31, 2001 as compared to the comparable period in 2000 is consistent with the adoption of our 2001 budget that resulted in curtailment of all activities not directly related to the development of our core technologies.

Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $1,168,721 for the three months ended March 31, 2001 as compared to $998,380 for the three months ended March 31, 2000, an increase of $170,341 or approximately 17%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The increase in costs for the three months ended March 31, 2001 as compared to the comparable period in 2000 relates primarily to the cost of attending certain trade shows to promote our products. We did not attend these shows in the comparable period of 2000.

Non-cash expenses. We incurred non-cash compensation from stock option grants of $127,989 for the three months ended March 31, 2001. We did not incur any such costs in the comparable period in 2000. Depreciation and amortization for the three months ended March 31, 2001 was $63,302 as compared to $10,010 for the comparable period in 2000.

Discontinued Operations Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Net revenue associated with discontinued operations. For the three months ended March 31, 2001, we had revenue from discontinued operations of $219,898 compared to revenue of $268,734 for the three months ended March 31, 2000, a decrease of $48,836 or approximately 18%. The decrease in revenue for the three-month period ended March 31, 2001 compared to 2000 is primarily due to the closing of one of the Planet Kids facilities and restructuring the operations of the remaining facilities.

Operating Expenses associated with discontinued operations. Operating expenses associated with discontinued operations decreased to $317,444 for the three months ended March 31, 2001 from $337,136 for the three months ended March 31, 2000, a decrease of $19,692 or approximately 6%. The decrease is mainly due to decreased headcount and salaries resulting from the scaling back of operations at our Planet Kids facilities. Selling, general and administrative expenses decreased to $11,483 for the three months ended March 31, 2001 from $18,200 for the three months ended March 31, 2000, a decrease of $6,717 or approximately 37%.

Liquidity and Capital Resources

During the three months ended March 31, 2000 we had net cash outflows from operating activities of $1,628,143, primarily to fund the continued development of our technology. In addition, during the three months ended March 31, 2000 we had net cash outflows from investing activities of $414,071, primarily for the acquisition of certain technology rights, and to settle certain amounts due related parties.

We have experienced net losses over the past two years and have an accumulated deficit of approximately $39.9 million at March 31, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of our products and technology, losses from discontinued operations, and non-cash charges. We expect operating losses to continue for the foreseeable future as we continue to develop and promote our technology. In March 2001, we initiated a plan to reduce our operating costs by curtailing all activities that are not directly related to the development and promotion of our core technology business. As a result of this management refocus, we reduced personnel costs by 14% and reduced our budget for overhead and capital expenditures for the remainder of the year. We expect to see the results of these reduced expenditures in the second quarter of 2001.

We had cash assets available as of March 31, 2001 of $5,374,752. We project that the current cash available will exceed the amount required for operations and overhead through September 2002. However, our future capital requirements will depend on various factors including: (i) the number of applications using our technology and solutions that we decide to develop; (ii) our need to hire additional technical and marketing personnel; and (iii) the length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.

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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post- judgment interest as allowed by law.

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

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions will be taken in late May, and the deposition of Mr. Brian Shuster, the Company's Chairman of the Board, is scheduled to take place on May 30, 2001.

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              [None.]

         (b)  REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K on February 5, 2001 reporting Item #4. An amendment to this Form 8-K was filed on February 9, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED LEISURE CORPORATION
                                         (Registrant)


May 14, 2001                             BY: /S/ BRIAN SHUSTER
                                                 --------------------------
                                                 Brian Shuster
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive
                                                 Officer and Principal
                                                 Financial Officer)