Form 10QSB/A
period 2000-09-30
UNITED LEISURE CORP
filed 2001-06-06
CIK 59684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                 FORM 10-QSB/A

                                 ------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements.....................................    1

                  Condensed Consolidated Balance Sheets,
                  September 30, 2000 (unaudited)
                  and December 31, 1999 (audited)..........................    1

                  Condensed Consolidated Unaudited
                  Statements of Operations and Comprehensive Income (Loss)
                  for the Three Months Ended September 30, 2000 and 1999
                  and Nine Months Ended September 30, 2000 and
                  1999.....................................................    2

                  Condensed Consolidated Unaudited Statements
                  of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999........................    3

                  Notes to Condensed Consolidated
                  Unaudited Financial Statements...........................    4

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................    8

PART II. OTHER INFORMATION

         ITEM 1   Legal Proceedings........................................   15

         ITEM 2.  Changes in Securities....................................   15

         ITEM 3.  Defaults Upon Senior Securities..........................   15

         ITEM 4.  Submission of Matters to a Vote of
                  Security Holders.........................................   15

         ITEM 5.  Other Information........................................   15

         ITEM 6.  Exhibits and Reports on Form 8-K.........................   15

SIGNATURE..................................................................   16

                         PART 1. FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,                DECEMBER 31,
                                                                     2000                        1999
                                                                 -------------                ------------
                                                                  (UNAUDITED)
                                                                   (RESTATED)
                                                    ASSETS

Current Assets:
 Cash and cash equivalents                                       $    9,725,952               $  1,998,059
 Receivables                                                              4,917                     88,540
 Deferred production cost                                                     -                    115,027
 Prepaid expenses and other current assets                              194,438                     75,208
                                                                 --------------               ------------

 Total current assets                                                 9,925,307                  2,276,834
                                                                 --------------               ------------

Property and Equipment, net of accumulated
 depreciation of $132,702 (2000) and $65,504 (1999)                     809,890                    181,765
                                                                 --------------               ------------

Investments
   Investment in HEPII at equity - related party                        100,000                    100,000
   Investment in Grand Havana at fair value - related party             105,753                    101,500
                                                                 --------------               ------------
Total investments                                                       205,753                    201,500
                                                                 --------------               ------------

Other Assets
   Loan Receivable from Grand Havana - related party                    830,722                    779,680
   Loan Receivable from other - related party                            72,131                     46,387
   Patent costs                                                         155,709                          -
   Capitalized development Costs                                        488,507                          -
   Due from former officer                                                    -                     81,027
   Deposits and other assets                                             80,618                     61,689
                                                                 --------------               ------------
Total other assets                                                    1,627,687                    968,783
                                                                 --------------               ------------

Total Assets                                                     $   12,568,637               $  3,628,882
                                                                 ==============               ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                           $      773,170               $    751,976
 Due to related parties                                                  98,498                    141,774
 Deferred revenues                                                        8,549                    235,923
 Deposits and other                                                       3,412                      2,612
                                                                 --------------               ------------
 Total current liabilities                                              883,629                  1,132,285

Minority interest                                                       180,661                          -

Stockholders' equity:
 Preferred stock                                                              -                          -
 Common stock, $.01 par value, authorized                               202,766                    161,468
  30,000,000 shares, issued and outstanding
  20,357,589 shares in 2000 and 16,230,868 in 1999
  Additional paid in capital                                         44,032,530                 26,892,688
  Accumulated deficit                                               (32,799,578)               (24,620,392)
  Accumulated other comprehensive income                                 68,629                     62,833
                                                                 --------------               ------------

  Total stockholders' equity                                         11,504,347                  2,496,597
                                                                 --------------               ------------

                                                                 $   12,568,637               $  3,628,882
                                                                 ==============               ============

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                   -------------                         -------------
                                              2000                1999              2000               1999
                                              ----                ----              ----               ----
                                           (RESTATED)                            (RESTATED)
Revenue
  Recreational and corporate
   activities                             $    222,539        $    295,575      $    700,049       $    897,115
  License fees                                       -              40,000           701,567            240,000
                                          ------------        ------------      ------------       ------------
Total Revenue                                  222,539             335,575         1,401,616          1,137,115

Expenses
  Direct operating expenses                  1,539,468             644,900         3,416,652          2,162,791
  Selling, general and administrative          601,888             936,914         2,687,330          1,771,655
  Non-cash stock compensation                3,721,567             237,700         4,336,827            237,700
  Depreciation and amortization                 39,896              24,302            67,199            110,129
                                          ------------        ------------      ------------       ------------

Total expenses                               5,902,819           1,843,816        10,508,008          4,282,275
                                          ------------        ------------      ------------       ------------

Loss before other income (expense)          (5,680,280)         (1,508,241)       (9,106,392)        (3,145,160)

Other income (expense):
 Litigation settlement                               -             (57,789)           (5,000)          (242,789)
 Equity in net loss of United Hotel                  -             (87,597)                -           (133,932)
 Equity in net loss of Netcruise                     -                   -                 -           (210,133)
 Loss on sale of assets                              -            (705,265)                -           (705,265)
 Gain on Sale of investment in
  Netcruise                                          -                   -           600,000                  -
 Interest income                               136,051              42,514           375,904            122,515
 Interest expense                               (2,126)           (157,961)          (71,916)          (370,462)
 Other, net                                      4,647             136,917            28,218            101,946
                                          ------------        ------------      ------------       ------------
Total other income (expense)                   138,572            (829,181)          927,206         (1,438,120)
                                          ------------        ------------      ------------       ------------

 Net loss                                   (5,541,708)         (2,337,422)       (8,179,186)        (4,583,280)

Other comprehensive income (loss):
Foreign currency translation loss                1,543                   -             1,543                  -
 Unrealized holding gain (loss) on
securities arising during the period           (30,160)                  -             4,253                  -
                                          ------------        ------------      ------------       ------------

Comprehensive Loss                        $ (5,570,325)       $ (2,337,422)     $ (8,173,390)      $ (4,583,280)
                                          ============        ============      ============       ============

Weighted Average number of common
shareds outstanding                         20,216,903          16,090,193        19,493,093         15,390,966
                                          ============        ============      ============       ============

Basic and diluted loss per common
share:                                    $      (0.27)       $      (0.15)     $      (0.42)      $      (0.30)
                                          ============        ============      ============       ============

           See notes to condensed consolidated financial statements

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
                                                                               2000                   1999
                                                                               ----                   ----
                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (8,179,186)          $ (4,583,280)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                  67,199                110,129
  Loss on termination of lease                                                        -                 45,333
  Non-cash compensation expense                                               4,336,827                237,700
  Loss on sale of assets                                                              -                705,265
  Equity in net loss of United Hotel                                                  -                133,932
  Equity in net loss of Netcruise                                                     -                210,133
  Accrual of interest income from related parties                               (51,042)                     -
Changes in operating assets and liabilities
  Receivables                                                                    83,623                 17,191
  Deferred Production cost                                                      115,027                      -
  Prepaid expenses and other current assets                                    (119,230)               (33,150)
  Patent costs                                                                 (155,709)                     -
(Decrease) increase:
  Accrued interest                                                                    -                (20,436)
  Accounts payable                                                               21,194                627,756
  Accrued Expenses due to related parties                                                               63,414
  Deferred revenue                                                             (227,374)                 8,888
  Deposits                                                                          800                 (3,041)
  Litigation Settlement                                                               -                176,842
                                                                           ------------           ------------
Net cash used in operating activities                                        (4,107,871)            (2,303,324)
                                                                           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                             (695,324)               (65,584)
Distribution from United Hotel                                                        -                149,999
Collections from disposition of assets held for sale and from fixed
assets                                                                                -              1,092,088
Investments and loans to Grand Havana                                            (4,253)              (113,473)
Advances to related parties                                                     (25,744)                88,690
Due to related parties                                                          (43,276)                     -
Due from officer                                                                 81,027                      -
Development Costs                                                              (488,507)                     -
Deposits and other                                                              (18,929)                10,757
                                                                           ------------           ------------
Net cash used in investing activities                                        (1,195,006)             1,162,477
                                                                           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                                          5,701,949              1,500,000
Proceeds from Minority shareholders                                             558,799                      -
Payment on Long Term Debt                                                                             (842,000)
Common Stock Issued for Warrants and Options exercised                        6,764,226                186,300
                                                                           ------------           ------------
Net cash provided by financing activities                                    13,024,974                844,300
                                                                           ------------           ------------
Effect of currency rate changes                                                   5,796                      -
                                                                           ------------           ------------
Net decrease (increase) in cash and cash equivalents                          7,727,893               (296,547)
Cash and cash equivalents at beginning of period                              1,998,059                799,369
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $  9,725,952           $    502,822
                                                                           ============           ============

           See notes to condensed consolidated financial statements.

                          UNITED LEISURE CORPORATION
  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000

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

2.       RESTATEMENT

During the three months ended September 30, 2000, the Company issued certain stock options to non-employees which it had initially valued at $1,222,567. The Company subsequently determined that the fair value of those options granted during the three months ended September 30, 2000 should have been $3,721,567 based on the Black-Scholes pricing Model. The Company also determined direct operating expenses for the three and nine month periods ending September 30, 2000 were understated by $615,260. In addition, the Company has determined that a receivable due from an investor in its consolidated German subsidiary should be offset against additional paid in capital, with a proportional decrease to minority interest. The Company has determined the effect of these deductions on its previously issued financial statements and has restated the accompanying financial statements for the three and nine months ended September 30, 2000.

    The effect of the restatement on direct operating costs, non-cash compensation expense, net loss, and basic and diluted loss per common share for the three and nine months ended September 30, 2000 is as follows:

                                        Three Months Ended                Nine Months Ended
                                        September 30, 2000               September 30, 2000
                                        ------------------               ------------------
                                           (Unaudited)                      (Unaudited)

                                      As Originally       As          As Originally     As
                                        Reported       Restated       Reported       Restated
                                        --------       --------       --------       --------
Direct operating expenses          $     924,208    $ 1,539,468    $ 2,801,392   $  3,416,652
Non-cash compensation expense          1,222,567      3,721,567      1,837,827      4,336,827
Net Loss                              (2,427,448)    (5,541,708)    (5,064,926)    (8,179,186)
Basis and diluted loss
 Per share                                 (0.12)         (0.27)         (0.26)         (0.42)


    The effect of the restatement on due from related parties and stockholders equity as of September 30, 2000 is as follows:

                                                                As Originally     As
                                                                  Reported     Restated
                                                                  --------     ---------
                                                                 (Unaudited)  (Unaudited)
Loans Receivable from other - related party                    $   409,406    $   72,131
Minority interest                                                  306,814       180,661
Stockholders' equity                                            11,715,469    11,504,347

3.       STOCKHOLDERS' EQUITY

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

In November 1999 and January 2000, the Company's subsidiary, United Internet Technologies, Inc. ("UIT"), granted options to purchase 4,250,000 shares and 665,000 shares, respectively, of its common stock to employees, officers and a member of the advisory board of UIT. In May and June 2000, UIT granted options to purchase an aggregate of 1,302,500 shares of its common stock to employees and members of the advisory board of UIT. During the three months ended September 30, 2000, UIT granted options to purchase 370,000 shares of its common stock to its employees and to the management and employees of its German subsidiary.


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

                                                            INTERNET         RECREATIONAL AND        CONSOLIDATED
                                                            TECHNOLOGY       CORPORATE
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue.................................................   $   701,567       $     700,049        $    1,401,616
Direct Operating Expense................................    (2,304,547)         (1,112,105)           (3,416,652)
Selling, General and Administrative Expense.............    (2,071,976)           (615,354)           (2,687,330)
Non-Cash Compensation Expense...........................    (4,336,827)                  -            (4,336,827)
Loss from operations....................................    (7,327,628)         (1,778,764)           (9,106,392)
Assets..................................................     9,651,067           2,917,570            12,568,637

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenue.................................................       240,000             897,115             1,137,115
Direct Operating Expense................................      (716,558)         (1,446,233)           (2,162,791)
Selling, General and Administrative Expense.............      (816,041)           (955,614)           (1,771,655)
Non-Cash Compensation Expense...........................      (209,250)            (28,450)             (237,700)
Loss from operations....................................    (1,709,983)         (1,435,177)           (3,145,160)
Assets..................................................       498,374           5,245,319             5,743,693


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


7        DUE FROM RELATED PARTIES

Due from Related Parties is composed of the following items at September 30:      2000         1999
Due from 1990 Westwood Boulevard, Inc........................................   $ 32,131     $ 31,387
Due from Grand Havana Enterprises, Inc.......................................          -       (5,000)
Due from Officer.............................................................     20,000            -
Due from Consultant..........................................................     20,000       20,000
                                                                                --------     --------
Total Due from Related Parties...............................................   $ 72,131     $ 46,387
                                                                                ========     ========

8.       DUE TO RELATED PARTIES

Changes in Due to Related Parties represent payments to Brian Shuster of $65,000 for consulting fees earned in 1999, but not paid at that time, and advances to Grand Havana of $21,724.

9.       CAPITALIZATION OF DEVELOPMENT COSTS FOR SOFTWARE HELD FOR SALE

Costsincurred in creating computer software products held for sale are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon the completion of a working prototype. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

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

12. LITIGATION

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

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post-judgment interest as allowed by law.

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

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have begun, and the deposition of Mr. Brian Shuster, the Company's Chairman of the Board, initially scheduled to take place on May 30, 2001, has been rescheduled to a later date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. These statements can be identified by the use of such words as "may," "expect," "believe," "anticipate," "intend" and similar expressions. These statements involve risks and uncertainties that could cause our actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, costs and uncertainties associated with future developments, concerns regarding our liquidity and financial condition, regulatory policies, competition from other similar businesses, and market and general economic factors. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB/A.

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

Operating Expenses

     Total operating expenses were $5,902,819 for the quarter ended September 30, 2000 compared to $1,843,816 for the quarter ended September 30, 1999, an increase of $4,059,103, or approximately 220%. Of this increase, $3,721,567 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board. Excluding this non-cash compensation charge, operating expenses were $2,181,252 for the quarter ended September 30, 2000 compared to $1,606,116 for the quarter ended September 30, 1999, an increase of $575,136.

     DIRECT OPERATING EXPENSES. Direct operating expenses were $1,539,468 for the quarter ended September 30, 2000 compared to $644,900 for the quarter ended September 30, 1999, an increase of $894,568 or approximately 139%. This increase is primarily due to increased expenditures incurred in connection with the build-up of our Internet technology business. Increased expenses in connection with our recreational and corporate activities contributed to the increase in direct operating expenses. As previously stated, in connection with our decision to restructure and divest our remaining non-technology assets, the expenses incurred in connection with our recreational and corporate activities are not indicative of the future.

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

     NON-CASH COMPENSATION EXPENSE. We had non-cash compensation expense of $3,721,567 for the quarter ended September 30, 2000, compared to $237,700 non-cash compensation expense for the quarter ended September 30, 1999. This increase of $3,483,867, or approximately 1470%, was due to options to purchase shares of our subsidiary's common stock granted to members of UIT's advisory board and other consultants. The expense was determined by use of the Black Scholes valuation method.

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

Net Loss

     For the reasons stated above, for the quarter ended September 30, 2000, the Company had a net loss of ($5,541,708) or ($0.27) per share as compared to a net loss of ($2,337,422) or ($0.15) per share for the quarter ended September 30, 1999.

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

Operating Expenses

     Total operating expenses increased to $10,508,008 for the nine months ended September 30, 2000, from $4,282,275 for the nine months ended September 30, 1999, an increase of $6,225,733 or approximately 145%. Of this increase, $4,336,827 is due to a non-cash compensation charge related to options to purchase shares of UIT common stock granted to members of UIT's advisory board and consultants. Excluding this non-cash compensation charge, operating expenses were $6,171,181 for the nine months ended September 30, 2000 compared to $4,044,575 for the nine months ended September 30, 1999, an increase of $2,126,606 or approximately 53%. The balance of the increase was primarily due to increased expenses incurred in connection with the refocusing of our Internet technology licensing strategy and development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology, and increased personnel costs as a result of a significant build-up of employees in the Internet technology business. For the nine months, the headcount in our Internet technology business grew by nineteen people to a total of thirty-seven at September 30, 2000.

     DIRECT OPERATING EXPENSES. Direct operating expenses were $3,416,652 for the nine months ended September 30, 2000 compared to $2,162,791 for the nine months ended September 30, 1999, an increase of $1,253,861 or approximately 58%. This increase is primarily due to expenses incurred in connection with the Teen People Magazine project in the first quarter of 2000.

     SELLING,GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,687,330 for the nine months ended September 30, 2000 compared to $1,771,655 for the nine months ended September 30, 1999, an increase of $915,675 or approximately 52%. This increase was primarily due to increased expenses in connection with the development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology and increased personnel costs as a result of a build-up of employees in our Internet technology business.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $67,199 for the nine months ended September 30, 2000 compared to $110,129 for the nine months ended September 30, 1999, a decrease of $42,930 or approximately 39%. This decrease was due to a reduced depreciable asset base as a result of a sale of certain assets from our recreational and corporate activities.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expenses were $4,336,827 for the nine months ended September 30, 2000, compared to $237,700 for the nine months ended September 30, 1999, an increase of $4,099,127 or approximately 1722%. This increase is due to options to purchase shares of UIT common stock granted to members of UIT's advisory board and consultants. The expense was determined by use of the Black Scholes valuation method.

Other Income

     Other income consists of interest income, interest expense, gain on sale, and litigation settlement. During the nine months ended September 30, 2000, other income was $927,206 compared to other expense of $1,438,120 for the nine months ended September 30, 1999, an increase of $2,365,326. This increase was primarily due to the gain of $600,000 during the nine months ended September 30, 2000 on the sale of our investment in Netcruise.com, Inc. (formerly known as Genisys Reservation Systems, Inc.). We received the Netcruise.com, Inc. shares as compensation for the licensing of our technology in a prior year. The remainder of the increase in other income resulted from the absence, in the nine months ended September 30, 2000, of an approximately $700,000 loss on sale of assets, which had been recorded in the nine months ended September 30, 1999 and an increase in interest income of $253,389.

Net Loss

     For the reasons stated above, for the nine months ended September 30, 2000, we had a net loss of ($8,179,186) or ($0.42) per share, compared to a net loss of $(4,583,280) or ($0.30) per share for the nine months ended September 30, 1999.

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

          Net cash used in operating activities was $4,107,871 for the nine months ended September 30, 2000, compared to $2,303,324 for the nine months ended September 30, 1999. This increase is primarily due to higher selling, general and administrative and direct operating expenses in connection with the build up of our Internet technology business, development of the I-C-IT(TM) technology platform, increased marketing expenditures related to our DIVO(TM) technology, increased personnel costs related to the build-up of employees in the Internet technology business and increased legal and consulting expenses.

          Net cash used in investing activities was $1,014,345 for the nine months ended September 30, 2000, compared to net cash generated from investing activities of $1,162,477 for the nine months ended September 30, 1999. This increase in cash used in investing activities is primarily due to an increase in purchases of equipment, organizational build up of UIT and capitalized development costs in connection with our Internet technology business.

          Net cash provided by financing activities was $12,844,313 for the nine months ended September 30, 2000, compared to $844,300 for the nine months ended September 30, 1999. This increase is due to a private placement of our common stock in January 2000 and to issuances of common stock upon exercise of outstanding Class A Warrants and stock options.

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

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post-judgment interest as allowed by law.

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

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have begun, and the deposition of Mr. Brian Shuster, the Company's Chairman of the Board, initially scheduled to take place on May 30, 2001, has been rescheduled to a later date.

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


                                           UNITED LEISURE CORPORATION
                                           (Registrant)


June 6, 2001                              BY: /S/ BRIAN SHUSTER
                                                  --------------------------
                                                  Brian Shuster
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive
                                                  Officer and Principal
                                                  Financial Officer)