Form 10QSB
period 2001-06-30
UNITED LEISURE CORP
filed 2001-08-14
CIK 59684

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------
                                  FORM 10-QSB
                                 -------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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
Yes [X]   No [__]

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                         OUTSTANDING
        -----                                         -----------
 Common Stock, par value                           20,511,375 shares, as
 $0.01 per share.                                  of August 10, 2001

 Transitional Small Business Disclosure
 Format (Check one):                        Yes [_]     No [X]


================================================================================

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                          PAGE

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2001 (unaudited)
                    and December 31, 2000 ...........................       4

                    Condensed Consolidated Statements of
                    Operations and Comprehensive
                    Income (Loss) for the Three and Six Months
                    Ended June 30, 2001 and 2000 (Unaudited).........       5

                    Condensed Consolidated Statements
                    of Cash Flows for the Three and Six Months
                    Ended June 30, 2001 and 2000 (Unaudited).........       6

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited).................       7

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............      10

PART II.  OTHER INFORMATION

          ITEM 1    Legal Proceedings................................      14

          ITEM 2.   Changes in Securities............................      14

          ITEM 3.   Defaults Upon Senior Securities..................      14

          ITEM 4.   Submission of Matters to a Vote of
                    Security Holders.................................      14

          ITEM 5.   Other Information................................      14

          ITEM 6.   Exhibits and Reports on Form 8-K.................      14

SIGNATURE............................................................      15

                          FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about United Leisure's plans and strategies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results" included in our annual report on Form 10KSB filed on April 18, 2001. Although United Leisure believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                     2001              2000
                                                                --------------      ------------
                                                                  (UNAUDITED)
                                    ASSETS

Current Assets:
 Cash and cash equivalents                                       $  3,788,046        $  7,416,966
 Receivables                                                           22,050              27,925
 Prepaid expenses and other current assets                             54,841             144,562
                                                                 ------------        ------------

 Total current assets                                               3,864,937           7,589,453

Property and Equipment, net of accumulated
 depreciation of $255,724 (2001) and $187,942 (2000)                  852,134             987,521

Net assets of discontinued operations                                  71,506              98,880

Investment in Grand Havana at fair value - related party               38,500             105,753

Deposits and other assets                                             161,147              45,493
                                                                 ------------        ------------

                                                                 $  4,988,224        $  8,827,100
                                                                 ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                           $    520,116        $    366,811
 Reserve for discontinued operations                                  121,227             300,000
 Due to related parties                                                     -             285,059
                                                                 ------------        ------------

 Total current liabilities                                            641,343             951,870

Minority interest                                                      41,280             114,546

Stockholders' equity:
 Preferred stock                                                            -                   -
 Common stock                                                         203,822             202,822
 Additional paid in capital                                        45,617,080          45,525,722
 Accumulated deficit                                              (41,493,206)        (38,034,946)
 Accumulated other comprehensive income (loss)                        (22,095)             67,086
                                                                 ------------        ------------

 Total stockholders' equity                                         4,305,601           7,760,684
                                                                 ------------        ------------

                                                                 $  4,988,224        $  8,827,100
                                                                 ============        ============

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Three months ended June 30,        Six months ended June 30,
                                                      ------------------------------------------------------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
Revenue, license fees                                  $    19,779      $     1,567      $    22,779      $   701,567

Cost and expenses:
 Direct operating expenses                                 190,351          190,958          855,917        1,208,061
 Selling, general and administrative                     1,394,842        1,049,799        2,563,563        2,048,179
 Non-cash Stock compensation                               (60,196)         384,201           67,793          615,260
 Depreciation and amortization                              47,065           14,889          110,367           24,899
                                                       -----------      -----------      -----------      -----------

                                                         1,572,062        1,639,847        3,597,640        3,896,399

Other Income (loss):
 Interest income                                            49,456          155,513          134,263          239,853
 Interest expense                                                -          (33,537)               -          (68,893)
 Other, net                                                 13,465            5,360           22,833           13,717
 Gain on sale of Netcruise                                       -          600,000                -          600,000
                                                       -----------      -----------      -----------      -----------

 Total other income                                         62,921          727,336          157,096          784,677

 Minority interest in loss                                  19,070                -           59,505                -
                                                       -----------      -----------      -----------      -----------

 Loss from continuing operations                        (1,470,292)        (910,944)      (3,358,260)      (2,410,155)

 Loss from discontinued operations                        (100,000)        (133,622)        (100,000)        (227,323)
                                                       -----------      -----------      -----------      -----------

 Net loss                                               (1,570,292)      (1,044,566)      (3,458,260)      (2,637,478)

Other comprehensive loss:
 Foreign currency translation loss                         (15,723)               -          (21,928)               -
 Unrealized holding gain (loss) on securities                                                      -
    arising during the period                               24,000           19,913          (67,253)          34,413
                                                       -----------      -----------      -----------      -----------

Comprehensive Loss                                     $(1,562,015)     $(1,024,653)     $(3,547,441)     $(2,603,065)
                                                       ===========      ===========      ===========      ===========

Basic and diluted loss per common share:
 Continuing operations                                      $(0.07)          $(0.05)         $(0.17)          $(0.13)
 Discontinued operations                                    $(0.00)          $(0.00)          $(0.00)          $(0.01)

Weighted average number of shares,
  basic and fully diluted                               20,461,375       19,595,841       20,391,266       19,047,188

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Six months ended
                                                                 June 30,
                                                                 --------
                                                             2001           2000
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(3,458,260)   $(2,637,478)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                  110,367         24,899
 Loss from discontinued operations                              100,000        227,323
 Loss on disposal of asset                                       71,433              -
 Non-cash stock compensation expense                             67,793        615,260
 Minority share of loss                                         (59,505)             -
 (Increase) Decrease in;
  Receivables                                                     5,875         11,323
  Prepaid expenses and other current assets                      89,721        (36,509)
  Deferred production costs                                                    115,027
 (Decrease) increase:
  Accounts payable                                              153,305        (80,551)
  Deferred revenue                                                    -       (202,919)
  Due to related parties                                              -        (23,858)
                                                            -----------    -----------
Net cash used in continuing activities                       (2,919,271)    (1,987,483)
Net cash used in discontinued activities                       (251,399)      (164,626)
                                                            -----------    -----------

Net cash used in operating activities                        (3,170,670)    (2,152,109)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                              (46,413)      (239,524)
Increase in deposits and other assets                          (115,654)      (456,929)
Loans receivable from Grand Havana                                    -        (32,333)
Advances to related parties                                    (285,059)         3,390
                                                            -----------    -----------

Net cash used in investing activities                          (447,126)      (725,396)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants                                 24,565      4,399,837
Sale of common stock                                                         5,704,353
                                                            -----------    -----------

Net cash provided by financing activities                        24,565     10,104,190
                                                            -----------    -----------

Effect of currency rate changes                                 (35,689)             -
                                                            -----------    -----------

Net decrease (increase) in cash and cash equivalents         (3,628,920)     7,226,685
Cash and cash equivalents at beginning of period              7,416,966      1,952,124
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 3,788,046    $ 9,178,809
                                                            ===========    ===========

           See notes to condensed consolidated financial statements.

                          UNITED LEISURE CORPORATION
  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for United Leisure Corporation (the "Company" or "we") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the "SEC") on April 18, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we have engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1)Intelligent Control Interactive Technology ("I-C-IT"(TM)) ("software") and (2) Digitally Integrated Video Overlay ("Divo"(TM)) ("software"). These technologies enable businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

The condensed consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. During fiscal 2000, we created a subsidiary in Germany to license our technology in Europe. At June 30, 2001, we owned 67% of the German subsidiary, which had total assets of $130,296 and incurred a loss of $178,517 for the six-month period ended June 30, 2001. All intercompany transactions and balances have been eliminated.

2.   DISCONTINUED OPERATIONS

In prior years, we engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and other investment activities. Management currently anticipates the complete disposal of the Planet Kids business to occur during 2001 by closing of these operations and the assumption of leased facilities by outside parties. However, we cannot be sure that we will be able to completely dispose of such businesses or do so on terms favorable to us.

The assets and liabilities of Planet Kids are as follows:

                                              June 30,     December 31,
                                                2001          2000
                                                ----          ----
                                            (unaudited)
Net assets of discontinued operations:
Assets
 Cash and cash equivalents                   $ 39,438       $ 31,136
 Prepaid expenses and other assets             51,689         78,876
 Property, plant and equipment, net            16,189         16,894
                                             --------       --------
Total assets                                  107,316        126,906

Liabilities:
 Accounts payable and accrued expenses         35,810         18,599
 Deferred revenues                                  -          4,595
 Deposits and other                                 -          4,832
                                             --------       --------
Total liabilities                              35,810         28,026
                                             --------       --------

Net assets of discontinued operations        $ 71,506       $ 98,880
                                             ========       ========

The operating results of the discontinued operations for the three and six months ended June 30, 2000 are as follows:

                                                 Three months ended       Six months ended
                                                   June 30, 2000           June 30, 2000
                                                 ------------------       ----------------
                                                    (unaudited)             (unaudited)
Revenue                                           $ 208,766                $ 477,510
Direct operating expenses                          (331,986)                (669,123)
Selling, general and administrative expenses        (19,063)                 (37,623)
Depreciation and amortization                        (1,202)                  (2,404)
Other Income(loss)                                    9,853                    3,957
                                                  ---------                 --------
Loss from discontinued operations                 $(133,632)               $(227,683)
                                                  =========                =========

We estimated a reserve amount for the shut down cost of the discontinued operations of $300,000 at December 31, 2000. We increased the reserve by $100,000 during the second quarter of 2001 to account for additional estimated costs. The remaining reserve at June 30, 2001 is $121,227 and may be subject to adjustment in future periods.

3.   LICENSE AGREEMENTS

During 2001, we acquired technology rights to certain of our interactive toy products from one of our employees. In accordance with the agreement, we are obligated to pay the employee an advance royalty of $230,000 and 125,000 shares of our common stock, payable when certain licensing criteria have been met, and then a continuing royalty based upon the sale of the units using this technology. As of June 30, 2001, $110,000 of this advance royalty was due and paid and is reflected as an other asset in the accompanying June 30, 2001 balance sheet.

On April 5, 2001, we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters, creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We also granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable with respect to the licensed products. There are no amounts due under these licensing agreements as of June 30, 2001. Warner Bros. may terminate these agreements for various reasons, including but not limited to, any material breaches of our obligations under the agreements.

4.   CONTINGENCIES

On or about February 16, 2001, UIT terminated the employment contracts of its Chief Executive Officer and Chief Financial Officer Sonja Mikic and Chris Riley. It is our position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley ("Plaintiffs") filed a lawsuit against us, UIT, and Brian Shuster (collectively, "Defendants") in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment contract, tortious breach of contract, and tortious interference with contract.

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and judgment interest as allowed by law.

Plaintiffs essentially allege that their contracts were terminated without cause and that UIT and United Leisure are in breach of the employment agreements by not providing the benefits that would accrue to each Plaintiff in the event his or her employment was terminated without cause. Separately, Plaintiffs' purported rights with respect to their ownership of stock options in UIT also may be at issue. We believe this lawsuit is without merit in that the employment agreements were terminated by UIT for cause, thereby eliminating Plaintiffs' rights to additional benefits under the agreements.

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have commenced, and we have propounded various written discovery.

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

In November 1999, we were issued a utility patent for our Parallel Addressing Video and Digitally Integrated Video Overlay technologies. In August 2001, we received a Notification of Allowance for our Patent application described as "Method and Apparatus For Controlling Medical Monitoring Devices Over the Internet." A Notification of Allowance is delivered to the applicant on examination by the United States Patent and Trademark Office if the patent application is found to be allowable. We have also filed patent applications for other uses of our interactive control technology. We do not know if these patents will be issued, or if issued, how broad they will be. We cannot be sure that any current or future patents will provide protection from infringement. Our patent applications may also be challenged. If challenged, we may not have adequate resources to enforce or defend our rights. We do not believe that the failure to receive a patent for our enhancement technology will critically impair the value of our interactive control technology.

On April 5, 2001, we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We also have granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable with respect to the licensed products. Warner Bros. may terminate these agreements for various reasons, including but not limited to, any material breaches of our obligations under the agreements. We also introduced a fully operational prototype of our I-C-IT enabled smart toy based on the Endoskeleton character from the Terminator 2: Judgment Day movie at the Toy Fair in New York City in February 2001. This toy was developed in partnership with Stan Winston Studios.

We are in the process of determining whether we will manufacture and distribute these products in conjunction with a manufacturing partner by the fourth quarter of 2001, or license such rights to third parties. However, we do not currently have a relationship with a manufacturing partner or a licensee.

On April 3, 2001, UIT entered into a strategic marketing agreement with Eastman Kodak Company ("Kodak"). Under the terms of the strategic marketing agreement, Kodak will promote and nationally market UIT's Divo technology along with Kodak's patented Programmable CD-ROM Technology to corporate clients seeking multimedia solutions.

In prior years, we have been engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and investments and are reflected in our financial statements as discontinued operations. We anticipate the complete disposal of the Planet Kids business to occur during 2001 by closing of these operations and the assumption of leased facilities by outside parties. However, we cannot assure that we will be able to completely dispose of such businesses or do so on favorable terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

For the three months ended June 30, 2001, we had a net loss of $1,570,292, or $(0.07) per share, compared with a net loss of $1,044,566 or $(0.05) per share for the three months ended June 30, 2000. The net loss for the three months ended June 30, 2001 is primarily attributable to costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Licensing revenue. We had licensing revenue of $19,779 for the three months ended June 30, 2001, compared to licensing revenue of $1,567 for the three months ended June 30, 2000. There was minimal licensing activity during the three months ended June 30, 2001 as we focused on developing and marketing our software technology.

Direct operating expenses. We incurred direct operating expenses of $190,351 for the three months ended June 30, 2001 as compared to $190,958 for the three months ended June 30, 2000. These operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes.

Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $1,394,842 for the three months ended June 30, 2001 as compared to $1,049,799 for the three months ended June 30, 2000, an increase of $345,043 or approximately 33%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The increase in costs for the three months ended June 30, 2001 relates primarily to increased payroll costs and legal costs incurred during the period as compared to the comparable period in 2000. The period ended June 30, 2001 also includes approximately $66,OOO of marketing costs incurred by IIT, our German subsidiary, which did not exist during the comparable period of 2000.

Non-cash expenses. We recognized a reduction in previously recorded non-cash compensation from the issuance of stock option grants of $60,196 for the three months ended June 30, 2001, as compared to charges of $382,998 for the comparable period in 2000. The reduction in costs recorded for the three months ended June 30, 2001, resulted from the decrease in the quoted share price for certain option awards accounted for under variable pricing method, and such reduction offset of previously recorded compensation expense. Depreciation and amortization for the three months ended June 30, 2001 was $47,065 as compared to $14,889 for the comparable period in 2000.

Other income. During the three months ended June 30, 2000, we recognized a gain of $600,000 on the sale of our investment in NetCruise.com (formerly known as Genisys Reservation Systems, Inc.). There was no such transaction in the comparable period of 2001.

Discontinued Operations Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

Net revenue associated with discontinued operations. For the three months ended June 30, 2001, we had revenue from discontinued operations of $122,644 compared to revenue of $208,776 for the three months ended June 30, 2000, a decrease of $86,132 or approximately 41%. The decrease in revenue for the three-month period ended June 30, 2001, compared to the comparable period in 2000 is primarily due to the closing of two of the Planet Kids facilities and restructuring the operations of the remaining facility.

Operating Expenses associated with discontinued operations. Operating expenses associated with discontinued operations decreased to $292,325 for the three months ended June 30, 2001 from $331,986 for the three months ended June 30, 2000, a decrease of $39,661 or approximately 12%. The decrease is mainly due to decreased headcount and salaries resulting from the scaling back of operations at our Planet Kids facilities. Selling, general and administrative expenses decreased to $4,164 for the three months ended June 30, 2001 from $19,063 for the three months ended June 30, 2000, a decrease of $14,899 or approximately 74%.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001, we had a net loss of $3,458,260, or $(0.17) per share, compared with a net loss of $2,637,478 or $(0.14) per share for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 is primarily attributable to costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Licensing revenue. We had licensing revenue of $22,779 for the six months ended June 30, 2001, compared to licensing revenue of $701,567 for the six months ended June 30, 2000. There was minimal licensing activity during the six months ended June 30, 2001, as we focused on developing and marketing our software technology, including entering into a license agreement with Warner Bros. for the creation of Looney Tunes Internet Chat Pals that will utilize our I-C-IT technology. Our revenue for the six-month period ended June 30, 2000, resulted primarily from licensing agreements in connection with developing interactive CD-ROMs created for Teen People Magazine and Nordstrom stores.

Direct operating expenses. We incurred direct operating expenses of $855,917 for the six months ended June 30, 2001, as compared to $1,208,061 for the six months ended June 30, 2000, a decrease of $352,144 or approximately 29%. These operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes, as well as business activities to promote and market our technologies. The decrease in costs for the six months ended June 30, 2001 as compared to the comparable period in 2000 is consistent with the adoption of our 2001 budget that resulted in curtailment of all activities not directly related to the development of our core technologies.

Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $2,563,563 for the six months ended June 30, 2001 as compared to $2,048,179 for the six months ended June 30, 2000, an increase of $515,384 or approximately 25%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The increase in costs for the six months ended June 30, 2001, relates primarily to increased payroll costs that were incurred during the period as compared to the comparable period in 2000. The period ended June 30, 2001 also includes approximately $180,OOO of marketing costs incurred by IIT, our German subsidiary, which did not exist during the comparable period of 2000.

Non-cash expenses. We incurred non-cash compensation from stock option grants of $67,793 for the six months ended June 30, 2001 as compared to $615,260 for the comparable period in 2000. The decrease in non-cash compensation is directly related to the decreased number of stock options granted during the period ended June 30, 2001, as compared to the comparable period in 2000. Depreciation and amortization for the six months ended June 30, 2001 was $110,367 as compared to $27,303 for the comparable period in 2000.

Other income. During the six months ended June 30, 2000, we recognized a gain of $600,000 on the sale of our investment in NetCruise.com (formerly known as Genisys Reservation Systems, Inc.). There was no such transaction in the comparable period of 2001.

Discontinued Operations Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

Net revenue associated with discontinued operations. For the six months ended June 30, 2001, we had revenue from discontinued operations of $342,542 compared to revenue of $477,510 for the six months ended June 30, 2000, a decrease of $134,968 or approximately 28%. The decrease in revenue for the six-month period ended June 30, 2001, compared to the comparable period in 2000 is primarily due to the closing of two of the Planet Kids facilities and restructuring the operations of the remaining facility.

Operating Expenses associated with discontinued operations. Operating expenses associated with discontinued operations decreased to $609,769 for the six months ended June 30, 2001 from $669,123 for the six months ended June 30, 2000, a decrease of $59,354 or approximately 9%. The decrease is mainly due to decreased headcount and salaries resulting from the scaling back of operations at our Planet Kids facilities. Selling, general and administrative expenses decreased to $15,647 for the six months ended June 30, 2001 from $37,263 for the six months ended June 30, 2000, a decrease of $21,616 or approximately 58%.

Liquidity and Capital Resources

During the six months ended June 30, 2001, we had net cash outflows from operating activities of $2,919,271, primarily to fund the continued development of our technology. In addition, during the six months ended June 30, 2001, we had net cash outflows from investing activities of $447,126, primarily for the acquisition of certain technology rights, and to settle certain amounts owed to related parties.

We experienced a net loss for the six month period ending June 30, 2001 of $3,458,260. Such loss was attributable to cash losses resulting from costs incurred in the development of our products and technology, losses from discontinued operations, and non-cash charges. We expect operating losses to continue for the foreseeable future as we continue to develop and promote our technology. In March 2001, we initiated a plan to reduce our operating costs by curtailing all activities that are not directly related to the development and promotion of our core technology business. As a result of this management refocus, we reduced personnel costs at June 30, 2001 by 38% since December 31, 2000 levels, and have reduced our budget for overhead and capital expenditures for the remainder of the year. We expect to see the results of these reduced expenditures throughout the remainder of 2001.

We had cash assets available as of June 30, 2001 of $3,788,046. With the implementation of our new operating budget, and the reduction of our personnel costs, we project that the current cash available will exceed the amount required for operations and overhead through September 2002. However, our future capital requirements will depend on various factors including: (i) the number of applications using our technology and solutions that we decide to develop; (ii) our need to hire additional technical and marketing personnel; and (iii) the length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.

We intend to continue the development of our technology and may utilize funds to market our products. While the continued development and marketing of some applications can be funded from internal sources, more aggressive development and marketing will require additional financing from either public or private sources. To accomplish this, we may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. Such financing, however, may not be available when and if it is needed, or if available, it may not be available on acceptable terms. If we are unable to sell our securities or obtain sufficient financing to meet our working capital needs and to repay indebtedness as it becomes due, we may have to consider such alternatives as selling or pledging portions of our assets, among other possibilities, in order to meet such obligations.

Foreign Currency Translation and Hedging

     We are exposed to foreign currency fluctuations through our operations in Germany. At June 30, 2001, approximately 2% of our cash was denominated in German Marks. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On or about February 16, 2001, UIT terminated the employment contracts of its Chief Executive Officer and Chief Financial Officer, Sonja Mikic and Chris Riley. It is our position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley ("Plaintiffs") filed a lawsuit against us, UIT, and Brian Shuster (collectively, "Defendants") in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment contract, tortious breach of contract, and tortious interference with contract.

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortious breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and judgment interest as allowed by law.

Plaintiffs essentially allege that their contracts were terminated without cause and that UIT and United Leisure are in breach of the employment agreements by not providing the benefits that would accrue to each Plaintiff in the event his or her employment was terminated without cause. Separately, Plaintiffs' purported rights with respect to their ownership of stock options in UIT also may be at issue. We believe this lawsuit is without merit in that the employment agreements were terminated by UIT for cause, thereby eliminating Plaintiffs' rights to additional benefits under the agreements.

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have commenced, and we have propounded written discovery.

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

               None.

          (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED LEISURE CORPORATION
                                            (Registrant)


August 14, 2001                        BY:  /s/ BRIAN SHUSTER
                                            ------------------------------------
                                            Brian Shuster
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                            Executive Officer and Principal
                                            Financial Officer)