Form 10QSB
period 2001-09-30
UNITED LEISURE CORP
filed 2001-11-14
CIK 59684

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

       For the quarterly period ended September 30, 2001

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
  Common Stock, par value                           20,511,375 shares, as
  $0.01 per share.                                  of November 1, 2001

  Transitional Small Business Disclosure
  Format (Check one):                        Yes [_]     No [X]


================================================================================

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001 (Unaudited) and
                  December 31, 2000 ......................................    4

                  Condensed Consolidated Statements of
                  Operations and Comprehensive
                  Loss for the Three and Nine Months
                  Ended September 30, 2001 and 2000 (Unaudited)...........    5

                  Condensed Consolidated Statements
                  of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000 (Unaudited)...........    6

                  Notes to Condensed Consolidated
                  Financial Statements (Unaudited)........................    7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   10

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.......................................   14

         ITEM 2.  Changes in Securities...................................   14

         ITEM 3.  Defaults Upon Senior Securities.........................   14

         ITEM 4.  Submission of Matters to a Vote of
                  Security Holders........................................   14

         ITEM 5.  Other Information.......................................   14

         ITEM 6.  Exhibits and Reports on Form 8-K........................   15

SIGNATURE.................................................................   16

                          FORWARD LOOKING INFORMATION

   This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These include, among others, the statements about United Leisure's plans and strategies under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results" included in this report and in our annual report on Form 10-KSB filed on April 18, 2001. Although United Leisure believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,              December 31,
                                                                                2001                      2000
                                                                           ------------               ------------
                                                                            (UNAUDITED)
                                  ASSETS
Current Assets:
 Cash and cash equivalents                                                 $  2,507,355               $  7,416,966
 Receivables                                                                     11,490                     27,925
 Prepaid expenses and other current assets                                       61,095                    144,562
                                                                           ------------               ------------
 Total current assets                                                         2,579,940                  7,589,453

Property and Equipment, net of accumulated
 depreciation of $312,139 (2001) and $187,942 (2000)                            761,586                    987,521

Net assets of discontinued operations                                            36,946                     98,880

Investment in Grand Havana at fair value - related party                          9,667                    105,753

Deposits and other assets                                                       189,318                     45,493
                                                                           ------------               ------------
                                                                           $  3,577,457               $  8,827,100
                                                                           ============               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                                     $    541,510               $    366,811
 Reserve for discontinued operations                                            150,000                    300,000
 Due to related parties                                                               -                    285,059
                                                                           ------------               ------------
 Total current liabilities                                                      691,510                    951,870

Minority interest                                                                11,759                    114,546

Stockholders' equity:
 Preferred stock                                                                      -                          -
 Common stock                                                                   203,822                    202,822
 Additional paid in capital                                                  45,591,080                 45,525,722
 Accumulated deficit                                                        (42,870,731)               (38,034,946)
 Accumulated other comprehensive income (loss)                                  (49,983)                    67,086
                                                                           ------------               ------------
 Total stockholders' equity                                                   2,874,188                  7,760,684
                                                                           ------------               ------------
                                                                           $  3,577,457               $  8,827,100
                                                                           ============               ============

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                     Three months ended                   Nine months ended
                                                                        September 30,                        September 30,
                                                              -------------------------------       -----------------------------
                                                                  2001               2000              2001              2000
                                                              -----------         -----------       -----------       -----------
                                                                                   (Restated)                          (Restated)
                                                                                  -----------                         -----------
Revenue, license fees                                         $     2,095         $     4,404       $    24,874       $   705,971

Cost and expenses:
 Direct operating expenses                                        285,190           1,183,183         1,141,107         2,391,244
 Selling, general and administrative                              762,450             581,513         3,326,013         2,629,692
 Stock compensation                                               (26,000)          3,721,567            41,793         4,336,827
 Depreciation and amortization                                     56,666              38,694           167,033            63,593
                                                              -----------         -----------       -----------       -----------
                                                                1,078,306           5,524,957         4,675,946         9,421,356
Other Income (loss):
 Interest income                                                   29,468             136,051           163,731           375,904
 Interest expense                                                       -                 (16)                -           (68,909)
 Other, net                                                         3,536              (4,768)           26,368             8,949
 Gain on sale of Netcruise                                              -                   -                 -           600,000
                                                              -----------         -----------       -----------       -----------
 Total other income (loss)                                         33,004             131,267           190,099           915,944

 Minority interest in loss                                         30,683                   -            90,188                 -
                                                              -----------         -----------       -----------       -----------
 Loss from continuing operations                               (1,012,524)         (5,389,286)       (4,370,785)       (7,799,441)

 Loss from discontinued operations                               (365,000)           (152,422)         (465,000)         (379,745)
                                                              -----------         -----------       -----------       -----------
 Net loss                                                      (1,377,524)         (5,541,708)       (4,835,785)       (8,179,186)

Other comprehensive loss:
 Foreign currency translation loss                                    945               1,543           (20,983)            1,543
 Unrealized holding gain (loss) on securities
    arising during the period                                     (28,833)            (30,160)          (96,086)            4,253
                                                              -----------         -----------       -----------       -----------
Comprehensive Loss                                            $(1,405,412)        $(5,570,325)      $(4,952,854)      $(8,173,390)
                                                              ===========         ===========       ===========       ===========

Basic and diluted loss per common share:
 Continuing operations                                        $     (0.05)        $     (0.28)       $    (0.24)      $     (0.41)
 Discontinued operations                                      $     (0.02)        $      0.00        $    (0.02)      $     (0.02)

Weighted average number of shares,
  basic and fully diluted                                       20,511,375          19,595,841       20,419,027          19,047,188

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Nine months ended September 30,
                                                                                  -------------------------------
                                                                                       2001              2000
                                                                                   -----------       ------------
                                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(4,835,785)       $(8,179,186)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                         167,033             63,593
 Loss from discontinued operations                                                     465,000            379,745
 Loss on disposal of assets                                                            110,538                  -
 Non-cash stock compensation expense                                                    41,793          4,336,827
 Minority share of loss                                                                (90,188)                 -
 (Increase) Decrease in:
  Receivables                                                                           16,435             85,255
  Prepaid expenses and other current assets                                             83,467           (115,998)
  Deferred production costs                                                                  -            115,027
 (Decrease) increase in:
  Accounts payable                                                                     174,699             29,392
  Deferred revenue                                                                           -           (201,584)
  Due to related parties                                                                     -              3,111
                                                                                   -----------       ------------
Net cash used in continuing activities                                              (3,867,008)        (3,483,818)
Net cash used in discontinued activities                                              (553,066)          (402,045)
                                                                                   -----------       ------------
Net cash used in operating activities                                               (4,420,074)        (3,885,863)
                                                                                   -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                     (51,635)          (697,586)
Increase in deposits and other assets                                                 (143,825)          (663,975)
Loans receivable from Grand Havana                                                           -            (51,042)
Advances to related parties                                                           (285,059)             8,896
                                                                                   -----------       ------------
Net cash used in investing activities                                                 (480,519)        (1,403,707)
                                                                                   -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants                                                        24,565          6,722,928
Proceeds from minority shareholders                                                          -            558,799
Sale of common stock                                                                         -          5,743,247
                                                                                   -----------       ------------
Net cash provided by financing activities                                               24,565         13,024,974
                                                                                   -----------       ------------
Effect of currency rate changes                                                        (33,583)             1,542
                                                                                   -----------       ------------
Net decrease (increase) in cash and cash equivalents                                (4,909,611)         7,736,946
Cash and cash equivalents at beginning of period                                     7,416,966          1,952,124
                                                                                   -----------       ------------
Cash and cash equivalents at end of period                                         $ 2,507,355       $  9,689,070
                                                                                   ===========       ============

           See notes to condensed consolidated financial statements.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for United Leisure Corporation (the "Company" or "we") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission (the "SEC") on April 18, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we have engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1)Intelligent Control Interactive Technology ("I-C-IT"(TM)) ("software") and (2) Digitally Integrated Video Overlay ("Divo"(TM)) ("software"). These technologies enable certain businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

The condensed consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. During fiscal 2000, we created a subsidiary in Germany to license our technology in Europe. At September 30, 2001, we owned 67% of the German subsidiary, which had total assets of $100,935 and had incurred a loss of $270,591 for the nine-month period ended September 30, 2001. All intercompany transactions and balances have been eliminated.

2.  DISCONTINUED OPERATIONS

In prior years, we engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and other investment activities. Management currently anticipates that we will completely dispose of the Planet Kids business during 2001 by closing these operations and we expect third parties to assume the remaining leased facilities. However, we cannot be sure that we will be able to completely dispose of such businesses or do so on terms favorable to us.

The assets and liabilities of Planet Kids are as follows:


                                          September 30,   December 31,
                                              2001           2000
                                          -------------   ------------
                                          (unaudited)
Net assets of discontinued operations:
Assets
 Cash and cash equivalents                     $ 53,384       $ 31,136
 Prepaid expenses and other assets               55,044         78,876
 Property, plant and equipment, net              15,837         16,894
                                               --------       --------
Total assets                                    124,265        126,906

Liabilities:
 Accounts payable and accrued expenses           87,319         18,599
 Deferred revenues                                    -          4,595
 Deposits and other                                   -          4,832
                                               --------       --------
Total liabilities                                87,319         28,026
                                               --------       --------

Net assets of discontinued operations          $ 36,946       $ 98,880
                                               ========       ========

The operating results of the discontinued operations for the three and nine months ended September 30, 2000 were as follows:

                                                  Three months ended   Nine months ended
                                                  September 30, 2000   September 30, 2000
                                                  ------------------   ------------------
                                                      (unaudited)         (unaudited)
Revenue                                                $  218,135          $   695,645
Direct operating expenses                                (356,285)          (1,025,408)
Selling, general and administrative expenses              (20,375)             (57,638)
Depreciation and amortization                              (1,202)              (3,606)
Other Income(loss)                                          7,305               11,262
                                                       ----------          -----------
Loss from discontinued operations                      $ (152,422)         $  (379,745)
                                                       ==========          ===========

We estimated a reserve amount for the shut down cost of the discontinued operations of $300,000 at December 31, 2000. We increased the reserve by $465,000 during the nine months ended September 30, 2001 to account for additional operating costs and costs to terminate existing leases. As of September 30, 2001, we closed down all remaining operations, and assigned all but one of the outstanding leases. The remaining reserve of $150,000 provided in the accompanying September 30, 2001 financial statements reflects the estimated cost of terminating the remaining lease, however, that amount may be subject to adjustment in future periods.

3. LICENSE AGREEMENTS

We acquired technology rights to certain of our products from one of our employees. In accordance with the agreement, we are obligated to pay the employee an advance royalty of $230,000 and 125,000 shares of our common stock, payable when certain licensing criteria have been met, and then a continuing royalty based upon the sale of any products using this technology. As of September 30, 2001, $110,000 of this advance royalty was due and paid and is reflected in other assets in the accompanying September 30, 2001 balance sheet.

On April 5, 2001, we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters, creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We also granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable, if any, with respect to the licensed products. There are no amounts due under these licensing agreements as of September 30, 2001. Warner Bros. may terminate these agreements for various reasons, including but not limited to, any material breaches of our obligations under the agreements.

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

We have answered the complaint, denying the allegations and asserting various affirmative defenses. We also have interposed a cross-complaint against the plaintiffs asserting claims for breach of contract and related causes of action. Our directors' and officers' liability insurance policy is covering the defense of the claims against Mr. Shuster in excess of the self-insured retention.

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have commenced, and we have propounded various written discovery.

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters, either individually or in the aggregate.

5.  RESTATEMENT

During the three months ended September 30, 2000, we issued certain stock options to non-employees that we had initially valued at $1,222,567. We subsequently determined that the fair value of those options granted during the three months ended September 30, 2000 should have been $3,721,567 based on the Black-Scholes pricing Model. We also determined direct operating expenses for the three and nine-month periods ending September 30, 2000, were understated by $615,260. We have determined the effect of these deductions on our previously issued financial statements and have restated the accompanying financial statements for the three and nine months ended September 30, 2000.

The effect of the restatement on direct operating costs, non-cash compensation expense, net loss, and basic and diluted loss per common share for the three and nine months ended September 30, 2000, is as follows:

                                               Three months ended             Nine months ended
                                               September 30, 2000             September 30, 2000
                                           --------------------------       -----------------------
                                           As Originally      As         As Originally      As
                                             Reported      Restated         Reported     Restated
                                           -------------  -----------    -------------  -----------
Direct operating expenses                  $   924,208    $ 1,183,183    $2,801,392     $ 2,391,244
Non-cash compensation expense                1,222,567      3,721,567     1,837,827       4,336,827
Net Loss                                    (2,427,448)    (5,541,708)   (5,064,926)     (8,179,186)
Basis and diluted loss
 Per share                                       (0.12)         (0.28)        (0.26)          (0.43)

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

In November 1999, we were issued a utility patent for our Parallel Addressing Video and Digitally Integrated Video Overlay technologies ("Divo" TM). These technologies allow the delivery of high-quality video over the Internet while connected with a standard dial-up telephone line. Divo files are activated by a server that can instruct a computer to activate video files that have been stored locally on a CD-ROM or DVD-ROM. This process integrates video material into a website. In August 2001, we received a Notification of Allowance for our Patent application described as "Method and Apparatus For Controlling Medical Monitoring Devices Over the Internet." A Notification of Allowance is delivered to the applicant on examination by the United States Patent and Trademark Office if the patent application is found to be allowable. We have also filed patent applications for other uses of our interactive control technology. We do not know if these patents will be issued, or if issued, how broad they will be. We cannot be sure that any current or future patents will provide protection from infringement. Our patent applications may also be challenged. If challenged, we may not have adequate resources to enforce or defend our rights. We do not believe that the failure to receive a patent for our enhancement technology will critically impair the value of our interactive control technology.

On April 5, 2001, we entered into a licensing agreement with Warner Bros. that will allow us to embed our I-C-IT technology into toys embodying certain of the Warner Bros. characters creating Looney Tunes Chat Pals. We also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires us to pay Warner Bros. a royalty based upon the net sales of the licensed products. We also have granted Warner Bros. a first priority lien and security interest in our inventory, contract rights and accounts receivable, if any, with respect to the licensed products. Warner Bros. may terminate these agreements for various reasons, including but not limited to, any material breaches of our obligations under the agreements. We also introduced a prototype of our I-C-IT enabled smart toy based on the Endoskeleton character from the Terminator 2: Judgment Day movie at the Toy Fair in New York City in February 2001. This toy was developed in partnership with the Stan Winston Studio.

We are in the process of determining whether we will manufacture and distribute these products in conjunction with a manufacturing partner, or license such rights to third parties. However, we do not currently have a relationship with a manufacturing partner or a licensee.

On April 3, 2001, UIT entered into a strategic marketing agreement with Eastman Kodak Company ("Kodak"). Under the terms of the strategic marketing agreement, Kodak will promote and nationally market UIT's Divo technology along with Kodak's patented Programmable CD-ROM Technology to corporate clients seeking multimedia solutions.

In prior years, we have been engaged in businesses related to children's recreational activities and investments. On October 30, 2000, we determined to divest our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core Internet technology businesses. These non-core businesses consist of our Planet Kids activities and investments and are reflected in our financial statements as discontinued operations. As of September 30, 2001, the Company has closed down all remaining operations, and terminated all but one of the outstanding leases. We anticipate the complete disposal of the Planet Kids business to occur by the end of 2001, assuming the termination of the remaining outside lease. However, we cannot assure that we will be able to completely dispose of such lease or do so on favorable terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

For the three months ended September 30, 2001, we had a net loss of $1,377,524, or $(0.07) per share, compared with a net loss of $5,541,708 or $(0.28) per share for the three months ended September 30, 2000. The net loss for the three months ended September 30, 2001 is primarily attributable to costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Licensing revenue. We had licensing revenue of $2,095 for the three months ended September 30, 2001, compared to licensing revenue of $4,404 for the three months ended September 30, 2000. There was minimal licensing activity during these three month periods as we focused on developing and marketing our software technology.

Direct operating expenses. We incurred direct operating expenses of $285,190 for the three months ended September 30, 2001 as compared to $1,183,183 for the three months ended September 30, 2000, a decrease of $897,993 or approximately 76%. Our operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes. The decrease in costs in the three months ended September 30, 2001 as compared to the comparable period in the prior year relates to the curtailment of all activities not directly related to the development and promotion of our core technology business, and corresponding reduction in such costs. As a result, we reduced personnel, development activities and overhead costs significantly from prior levels.

Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $762,450 for the three months ended September 30, 2001 as compared to $581,513 for the three months ended September 30, 2000, an increase of $180,937 or approximately 31%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The increase in costs for the three months ended September 30, 2001 relates primarily to increased legal costs relating to corporate matters and certain litigation incurred during the period as compared to the comparable period in 2000. The period ended September 30, 2001 also includes approximately $98,OOO of marketing costs incurred by IIT, our German subsidiary, which did not exist during the comparable period of 2000.

Non-cash expenses. We recognized a reduction in previously recorded non-cash compensation of $26,000 for the three months ended September 30, 2001, as compared to a charge of $3,721,567 for the comparable period in 2000. The reduction in previously recorded cost for the three month period ended September 30, 2001 resulted from the decrease in the quoted share price for certain option awards previously granted to individuals accounted for under the variable pricing method. The charge for the three months ended September 30, 2000, resulted from the value of stock option awards granted to individuals accounted for under variable pricing method. Depreciation and amortization for the three months ended September 30, 2001 was $56,666 as compared to $38,694 for the comparable period in 2000.

Discontinued Operations. Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Net revenue associated with discontinued operations. For the three months ended September 30, 2001, we had revenue from discontinued operations of $93,258 compared to revenue of $218,135 for the three months ended September 30, 2000, a decrease of $124,877 or approximately 57%. The decrease in revenue for the three-month period ended September 30, 2001, compared to the comparable period in 2000 is primarily due to the closing of two of the Planet Kids facilities and restructuring the operations of the remaining facility.

Operating Expenses associated with discontinued operations. Operating expenses associated with discontinued operations increased to $455,525 for the three months ended September 30, 2001 from $356,285 for the three months ended September 30, 2000, an increase of $99,240 or approximately 28%. There was a decrease in operating costs of approximately $200,000 due to decreased headcount and salaries resulting from the scaling back of operations at our Planet Kids facilities. However, this decrease was offset by costs incurred on terminating leases on certain of the remaining properties.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001, we had a net loss of $4,835,785, or $(0.26) per share, compared with a net loss of $8,179,186 or $(0.43) per share for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 is primarily attributable to costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Licensing revenue. We had licensing revenue of $24,874 for the nine months ended September 30, 2001, compared to licensing revenue of $705,971 for the nine months ended September 30, 2000. There was minimal licensing activity during the nine months ended September 30, 2001, as we focused on developing and marketing our software technology, including entering into a license agreement with Warner Bros. for the creation of Looney Tunes Internet Chat Pals that will utilize our I-C-IT technology. Our revenue for the nine-month period ended September 30, 2000, resulted primarily from licensing agreements in connection with developing interactive CD-ROMs created for Teen People Magazine and Nordstrom stores.

Direct operating expenses. We incurred direct operating expenses of $1,141,107 for the nine months ended September 30, 2001, as compared to $2,391,244 for the nine months ended September 30, 2000, a decrease of $1,250,137 or approximately 52%. Our operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes, as well as business activities to promote and market our technologies. The decrease in costs for the nine months ended September 30, 2001 as compared to the comparable period in 2000 relates to the curtailment of all activities not directly related to the development and promotion of our core technology business, and corresponding reduction in such costs. As a result, we reduced personnel, development activities and overhead costs significantly from prior levels.

Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $3,326,013 for the nine months ended September 30, 2001 as compared to $2,629,692 for the nine months ended September 30, 2000, an increase of $696,321 or approximately 26%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The increase in costs for the nine months ended September 30, 2001, relates primarily to increased payroll costs that were incurred during the first quarter of 2001 as compared to the comparable period in 2000, and increased legal costs relating to corporate matters and certain litigation incurred during the period as compared to the comparable period in 2000. The period ended September 30, 2001 also includes approximately $271,OOO of marketing costs incurred by IIT, our German subsidiary, which did not exist during the comparable period of 2000.

Non-cash expenses. We incurred non-cash compensation from stock option grants of $41,793 for the nine months ended September 30, 2001 as compared to $4,336,827 for the comparable period in 2000. The decrease in the charge for the nine months ended September 30, 2001 as compared to the charge in the comparable period in 2000 directly relates to a decrease in stock option awards granted to individuals in 2001 as compared to 2000 that were accounted for under the variable pricing method. Depreciation and amortization for the nine months ended September 30, 2001 was $167,033 as compared to $63,593 for the comparable period in 2000.

Other income. During the nine months ended September 30, 2000, we recognized a gain of $600,000 on the sale of our investment in NetCruise.com (formerly known as Genisys Reservation Systems, Inc.). There was no such transaction in the comparable period of 2001.

Discontinued Operations. Nine months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

Net revenue associated with discontinued operations. For the nine months ended September 30, 2001, we had revenue from discontinued operations of $438,800 compared to revenue of $695,645 for the nine months ended September 30, 2000, a decrease of $256,845 or approximately 37%. The decrease in revenue for the nine-month period ended September 30, 2001, compared to the comparable period in 2000 is primarily due to the closing of two of the Planet Kids facilities and restructuring the operations of the remaining facility.

Operating Expenses associated with discontinued operations. Operating expenses associated with discontinued operations were $1,065,294 for the nine months ended

September 30, 2001 as compared to $1,025,408 for the nine months ended September 30, 2000. There was a decrease in operating costs of approximately $200,000 due to decreased headcount and salaries resulting from the scaling back of operations at our Planet Kids facilities. However, this decrease was offset by the remaining rents and lease termination costs. Selling, general and administrative expenses decreased to $2,152 for the nine months ended September 30, 2001 from $3,606 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, we had net cash outflows from operating activities of $3,867,008, primarily to fund the continued development of our technology, and net cash outflows from discontinued operations of $553,066. In addition, during the nine months ended September 30, 2001, we had net cash outflows from investing activities of $480,519, primarily for the acquisition of certain technology rights, and to settle certain amounts owed to related parties.

We experienced a net loss for the nine-month period ending September 30, 2001 of $4,835,785. Such loss is attributable to cash losses resulting from costs incurred in the development of our products and technology, losses from discontinued operations, and non-cash charges. We expect operating losses to continue for the foreseeable future as we continue to develop and promote our technology. In March 2001, we initiated a plan to reduce our operating costs by curtailing all activities that are not directly related to the development and promotion of our core technology business. As a result of this management refocus, we reduced our budget for overhead and capital expenditures, including a 51% reduction in personnel costs from December 31, 2000 levels. We expect to see the results of these reduced expenditures throughout the remainder of 2001 and 2002.

We had cash assets available as of September 30, 2001 of $2,507,355. With the implementation of our new operating budget, and the reduction of our personnel costs, we project that the current cash available will exceed the amount required for operations and overhead through September 2002. However, our future capital requirements will depend on various factors including: (i) the number of applications using our technology and solutions that we decide to develop; (ii) our need to hire additional technical and marketing personnel; and (iii) the length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.

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

Foreign Currency Translation and Hedging

We are exposed to foreign currency fluctuations through our operations in Germany. At September 30, 2001, approximately 2% of our cash was denominated in German Marks. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

Factors That Could Impact Future Results

We have sustained a history of operating losses for the last several years and may not be profitable in the future. If these losses continue, a substantial portion of our net worth could be at risk. Moreover, our primary business which is developing and licensing proprietary interactive Internet technology, may lack sufficient diversification and may affect our ability to spread the risk of any downturn in the technology sector. Our prospects in the technology sector are difficult to forecast and our future revenues are uncertain because of our limited operating history in the technology business. We intend to enter into additional license agreements for our technology, which we expect will generate revenue that we can use to develop our technology business further. But, we cannot be certain that we will be successful in entering into additional license agreements. If license agreements and other arrangements do not generate enough revenue to develop our technology business further, we will need to raise money. It is unknown whether we would be successful in raising additional money in the future. If we are unable to generate revenue from our business operations or raise additional funds when needed or on favorable terms, we may not be able to continue developing our technology business, which would seriously harm our business, results of operations, and financial condition. If we raise additional funds by selling our common stock or other equity securities, the interest of current stockholders will be diluted.

With respect to our products, unanticipated technological problems may affect our ability to meet our release and delivery schedules and adversely impact our overall financial condition. In addition, our technology may not achieve significant market acceptance, adversely affecting our revenues and profitability. Our ability to earn revenue from our Internet products also depends, in part, upon increased acceptance of the Internet as a medium for "e-commerce" by consumers and we cannot predict the extent to which the Internet will be a viable commercial marketplace. We also are subject to intense competition in the evolving market for video delivery on the Internet. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we have. As part of this competition, there is a continuous need to adapt to technological change and innovation, and our failure to suitably adapt could affect our earnings.

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

We have answered the complaint, denying the allegations and asserting various affirmative defenses. We also have interposed a cross-complaint against the plaintiffs asserting claims for breach of contract and related causes of action. Our directors' and officers' liability insurance policy is covering the defense of the claims against Mr. Shuster in excess of the self-insured retention.

This action is in a very early stage of litigation and the parties are beginning the discovery process. The plaintiffs' depositions have commenced, and we have propounded various written discovery.

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be materially adversely affected by the ultimate outcome of any of these matters, either individually or in the aggregate.

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


                                               UNITED LEISURE CORPORATION
                                                      (Registrant)


November 14, 2001                              BY: /S/ BRIAN SHUSTER
                                                 --------------------------
                                                 Brian Shuster
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive
                                                 Officer)

                                               By: /S/ COREY FISCHER
                                                 --------------------------
                                                  Corey Fischer
                                                  Principal Accounting Officer