Form 10KSB40
period 2001-12-31
UNITED LEISURE CORP
filed 2002-04-01
CIK 59684

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         ANNUAL REPORT ON FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

Commission File Number 0-6106

                          UNITED LEISURE CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                                   13-2652243
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the most recent fiscal year were $22,779_

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March _21__, 2002, based on the closing price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $_4_ million.

The number of shares of the Registrant's Common Stock outstanding as of March 21, 2002 was __20,511,375_________ shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one):  Yes [_]   No [X]
================================================================================

                          UNITED LEISURE CORPORATION

                         ANNUAL REPORT ON FORM 10-KSB

                                     INDEX


                                                                                                          Page
                                                                                                          ----
PART I.
-------

              ITEM 1.  Business............................................................................   3

              ITEM 2.  Description of Property.............................................................  10

              ITEM 3.  Legal Proceedings...................................................................  10

              ITEM 4.  Submission of Matters to a Vote of Security Holders.................................  11

PART II.
--------

              ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters...............  11

              ITEM 6.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................................  11

              ITEM 7.  Financial Statements................................................................  18

              ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................  18

PART III.
---------

              ITEM 9.  Directors, Executive Officers, Promoters and Control Persons of the Registrant;
                       Compliance with Section 16(a) of the Exchange Act...................................  18

              ITEM 10. Executive Compensation..............................................................  21

              ITEM 11. Security Ownership of Certain Beneficial Owners and Management......................  22

              ITEM 12. Certain Relationships and Related Transactions......................................  23

              ITEM 13. Exhibits and Reports on Form 8-K....................................................  24

Signatures.................................................................................................  26

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

ITEM 1. BUSINESS

Overview

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we are engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances, and consumer electronics, to communicate and be controlled locally, when connected to a computer, or over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed several proprietary technologies: (1) Intelligent Control Interactive Technology
(TM) ("I-C-IT(TM)") ("software"), (2) Digitally Integrated Video Overlay (TM) ("Divo(TM)") ("software"), and (3) Fiber Optic based bar code scanning technology. We also have acquired technology from Andy Rifkin's company, JED Development / Gorilla that enables our smart toys to be completely wireless from the computer.

Our technologies enable businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing our technologies to be embedded in a wide range of electronic devices. Our strategy is to form relationships with top tier companies to speed the delivery of our technologies to the market. Through our technologies, we offer the opportunity to create best-of-breed "smart" products on a proven technology platform. We have branded our I-C-IT platform under the slogan "We Put the Smart in Smart Devices. "(TM)


Our Solutions

I-C-IT

I-C-IT is a proprietary platform of hardware and software for networking devices through various digital delivery systems such as the Internet, cable, television and wireless networks. Devices empowered with I-C-IT technology become "networkable." This means that these devices can communicate with the user and/or other I-C-IT enabled devices and be accessed and controlled by the user or other devices from a remote location. I-C-IT enabled products are built to function in low bandwidth environments suitable for consumer markets

I-C-IT enabled devices can communicate with the user and/or other I-C-IT enabled devices and become accessible and controllable from any place in the world through the Internet, wireless and broadcast networks. I-C-IT enabled devices can receive commands, transmit data or even become a transmitter of human communication. The following examples illustrate how I-C-IT technology may be applied to enable devices:

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

The company has the license for the Terminator 2 Endoskeleton. We unveiled the device at the International Toy Fair in New York City in February 2001. The product generated substantial interest from retailers; however, the product price range was not commercially viable in mass quantities. During the balance of 2001 we addressed that problem and have created products with substantially the same features and additional features for significantly less cost.

In April of 2001 we entered into a license agreement with Warner Bros to create a line of these smart toy products and prepare them for sale and distribution for 2002. We are currently meeting with retailers and manufacturers in an effort to bring these newer, less expensive products that are far less expensive than the original technologies to the market.


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

Divo(TM)

Digitally Integrated Video Overlay(TM) (Divo(TM)) is a technology that allows high-quality video to be delivered over the Internet while connected with a standard dial-up telephone line. Divo(TM) files are activated by a server that can instruct any computer's CD-ROM or DVD-ROM drive and have it activate video files that have been stored locally on a CD-ROM or DVD-ROM. This process integrates video material into a website. Once the Divo(TM) software has been downloaded to the personal computer, the video content can be updated by passive download or through the distribution of additional CD-ROMs/DVDs. Divo(TM) technology enhances the web presentation experience and we believe that it is suitable for the entertainment, travel, shopping, corporate and educational markets.

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

Travel. We developed an application of our Parallel Addressing Video technology called NetCruise (TM) that allows anyone to book travel, including cruises, hotels, car rental and airline tickets from a one-stop shopping Web site at netcruise.com. In July 1998, we licensed NetCruise, together with all other travel-related applications of our Parallel Addressing Video technology, to a wholly owned subsidiary of NetCruise, formerly Genisys Travel Reservations, Inc.

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

In July 2000 we formed a subsidiary in Germany, Interactive Internet Technologies GmbH (IIT). We have invested $192,859 in, and contributed a non-exclusive license to market our technologies in Europe to IIT and we retained a 66.67% ownership interest. IIT raised total capital of $964,496 in July 2000. IIT is primarily engaged in the marketing of our Divo technology in Europe.

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

In addition, Parallel Addressing Video technology permits all information other than the actual pre-recorded material to be changed on the Web site. This results in a more diverse interactive experience that can change as frequently as the Web site administrator desires. As a result, the Web site content remains current and the context in which the material is viewed can be updated to maintain the user's interest. This product has been married into the DIVO product and now both products will be marketed as one.

Shopping Pal

Shopping Pal is a device that is about the same size as a woman's lipstick container. It connects to almost any cell phone on the market. The consumer doesn't need a special phone, not even a WAP phone. The only requirement for the Shopping Pal is that the cell phone has a headset jack. The Shopping Pal does the rest. It does not change the software in the phone.

With the Shopping Pal you can buy products advertised in magazines, newspapers, catalogs or on billboards. The advertiser would only have to place their bar code anywhere in the advertisement. The consumer can then aim the Shopping Pal at a bar code in the magazine, and you get wirelessly connected to purchase the product. In-Store shopping - Purchase products and Compare prices. Walk into any retail store, for example, Wal Mart, or Best Buy, and find a product you are interested in purchasing. Aim Shopping Pal at the bar code, and your cell phone will autodial into a shopping portal and immediately tell you on your cell phone how much the product would cost if you purchased the product on-line... if the price is better than the retail price in the store, you may purchase the product directly from your cell phone.

Pay your bills - Most bills contain bar coding. You can scan your bills using Shopping Pal and your cell phone, connect to almost any banking system and directly pay your bills simply and quickly by phone.

Walk into any record store and listen to music before purchasing. Choose a music CD, grab your cell phone, aim Shopping Pal at the CD barcode, and listen to audio samples from the CD on your cell phone. Our proprietary technology converts bar codes into audio tones...enabling any cell phone to work with Shopping Pal

The product will be marketed to cell phone manufacturers, cell phone service providers and internet shopping portals.

Industry Background

Networked Home and Device Sector


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

Interactive Gaming and Smart Toy Sector

Smart toys are physical toys that use-computing power to create an enhanced play experience and include toys that:

     .  connect to the Internet, Personal Computer, and Television - Networked
        Toys
     .  contain electronics that enhance their play value - Interactive Toys

We believe that smart toys will be the significant growth engines of the toy industry in the future. Manufacturers credit the decreasing cost of technology and the increasingly sophisticated tastes of kids as major success drivers.

We believe our smart toys will be the most interactive toys created to date and have the potential to be positioned as the market leader in the smart toy industry segment. Toys currently introduced to the market with a significantly reduced degree of interactive functionality have already generated impressive sales, such as Furby, with over 40 million units sold worldwide to date, and Poo-Chi, with over 25 million units sold worldwide. We believe this is a strong indicator of how successful our toys will be.

We believe our toys that are Hollywood characters and have enhanced functionality, connectivity and wireless communication capability have significant market advantages over these non-connective interactive smart toys. Additionally, our online, networked functionallity provides us with additional online revenue streams such as downloads.

We intend to aggressively target the 30 million people age 18 and under in the U.S. who are currently online and the 60 million people in the U.S. who use instant messaging and chat. Our goal is to be a leader in the rapidly growing smart toy segment of the toy industry.

Smart toys are the growth engine of the $22 billion toy industry. While total toy sales decreased 1.4% in 2000, smart toy sales rose 98% in 2000 and are rapidly approaching the $1 billion mark according to the NPD group, a leading market intelligence provider. In its last report on the smart toy industry Forrester Research reports the total market for networked smart toys is forecast to grow rapidly, reaching $1.9 billion in sales by 2002. It is estimated that
16.5 million units will be shipped by 2002. This implies that almost every second child in the US will have a networked toy by 2002.

In the top selling toys of 2000, in the $20.00 and over the category, ranked by units sold, the top seller was the Poo-Chi Robotic Dog, manufactured by Tiger Electronics. The fourth best seller was the Tekno Robot Dog, manufactured by Manley Toy Quest. Both of these "interactive pets" had a limited degree of interactive functionality compared to our smart toys.

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

During the year we developed and added a line of smart toys that can be retailed for approximately $19.99. These new smart toys include Licensed Characters from Looney Tunes and three other products that we developed internally. One is "Bradford the Bear", the second is "Rusty the Robot" and the third is a "Skater Dude" These toys have multiple functions;

    1. When you are connected to an Instant Messaging environment (CHAT), the friend that you are chatting with on-line can control your toy, make it speak and make it move...(all in real time) so if I type...."how are you?"
    The toy in your house moves and says, "How are you"...these can work anywhere in the world.

    2. These smart toys play on-line and off-line games and can be upgraded to do many different functions. They can educate, read stories and sing songs.

    3. There are no wires, no cables that need to plug to the computer.

    4. The toys can also be remote controlled with cell phones.

We can manufacture these toys for about $6 in China. The technology is proprietary and it is based on our proprietary technology as well as technology we acquired from Andy Rifkin and JED Development / Gorilla.

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

In March 2001, we entered into a joint marketing agreement with Kodak under which both Kodak and us will jointly create a Divo / Programmable - CD Rom demonstration CD and will dedicate creative marketing and management personnel to the project. The demonstration CD and marketing material was completed in 2001 and Kodak is currently marketing the DIVO technology with it's technology throughout the US.

Research and Development

During the first several years we devoted most of our internal research and development resources to making advances in our interactive technology platform. We were continuously involved in the refinement, enhancement, and expansion of our operating and application capabilities. We have developed prototypes of all our new proprietary devices for many different industry sectors. Research and Development expenses were approximately $782,000 and $1,091,500 in the fiscal years ended December 31, 1999 and December 31, 2000. In 2001 we spent approximately $1,410,000 to complete the technology development stage and prepare to shift from an R&D based company to a technology marketing and licensing company.

Patents and Trademarks

Since inception the company has filed for patent protection on all of its technologies. Particularly noteworthy are what we believe to be the three most important technologies for the company which have been issued or approved for issuance are: 1. The DIVO technology (issued) 2. The Medical Monitoring Technology (issued) 3. The I-C-IT Technology (approved and Intellectual Property rights, and the fact that such efforts have been highly successful.

With respect to the six applications remaining, we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon the core technology of the company, we believe that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance. Below is a comprehensive list of the company's patent filings.

   ---------------------------------------------------------------------------------------------------------------------------------
   Matter       Title                                                    Status     Filed        Issued     Remarks
   ---------------------------------------------------------------------------------------------------------------------------------
   P002         METHOD AND APPARATUS FOR MERGING MULTIMEDIA DATA WITH    Issued     7/23/97      11/30/99
                TEXT INFORMATION
   ---------------------------------------------------------------------------------------------------------------------------------
   P003         METHOD AND APPARATUS FOR COMBINING VIDEO DATA WITH       Pending    5/14/99                 8/14/2001:Watch for
                STATIC WEB PAGE DATA                                                                        first office action
   ---------------------------------------------------------------------------------------------------------------------------------
   P005         METHOD AND APPARATUS FOR CONTROLLING ANIMATRONIC         Pending    8/12/99                 8/22/2002:Watch for
                DEVICES OVER THE INTERNET                                                                   next office action
   ---------------------------------------------------------------------------------------------------------------------------------
   P005x1       METHOD AND APPARATUS FOR CONTROLLING AN ANIMATRONIC      Pending    12/2/2000               6/2/2002:Watch for
                DEVICE IN AN INTERACTIVE GAME ENVIRONMENT                                                   first office action
   ---------------------------------------------------------------------------------------------------------------------------------
   P005x2       METHOD AND APPARATUS FOR CONTROLLING AN ANIMATRONIC      Pending    12/2/2000               6/2/2002:Watch for
                DEVICE USING A WEB ENABLED CELLULAR PHONE                                                   first office action
   ---------------------------------------------------------------------------------------------------------------------------------
   P005x3       METHOD AND APPARATUS FOR CONTROLLING AN ANIMATRONIC      Pending    12/2/2000               6/2/2002:Watch for
                DEVICE USING A WEB ENABLED PERSONAL DIGITAL ASSISTANT                                       first office action
   ---------------------------------------------------------------------------------------------------------------------------------
   P005x4       METHOD AND APPARATUS FOR CONTROLLING AN ANIMATRONIC      Pending    12/2/2000               6/2/2002:Watch for
                DEVICE FROM A WEB PAGE                                                                      first office action

   ---------------------------------------------------------------------------------------------------------------------------------
   P006         METHOD AND APPARATUS FOR CONTROLLING MEDICAL             Issued     8/12/99      10/16/01
                MONITORING DEVICES OVER THE INTERNET
   ---------------------------------------------------------------------------------------------------------------------------------
   P011         METHOD AND APPARATUS FOR REMOTE DATA                     Pending    1/16/2001               7/9/2003 watch for
                                                                                                            first
   ---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
             COLLECTION OF PRODUCT INFORMATION USING A COMMUNICATIONS                                       office action
             DEVICE
---------------------------------------------------------------------------------------------------------------------------------

P012z        METHOD AND APPARATUS FOR CONTROLLING ANIMATRONIC         Pending    6/12/2001                  6/12/2002:Deadline to
             DEVICES                                                                                        file utility
                                                                                                            application based on
                                                                                                            provisional
---------------------------------------------------------------------------------------------------------------------------------

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

Employees

As of February 28, 2002, we had eight full-time employees and two employees working on a consulting basis. None of our employees are covered by a collective bargaining agreement.

Discontinued Operations

In October 2000, we determined to divest all of our remaining non-technology businesses. We concluded that these operations were not strategically compatible with our core internet-technology business. We believe that the opportunity in our core business requires singular focus of management time and resources. As a result, our board of directors decided to divest our non-core businesses. These non-core businesses consist of the Planet Kids business and our investments in Grand Havana, HEP II Limited Partnership and certain other investments. We have closed all three children's recreational facilities two of them have been leased and the company has no further lease obligations on those two. The company expects to lease the remaining facility within the next 90 days. The company is liable for the payments of that lease untill 2005.

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

See Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements - Note 2 to Notes to Consolidated Financial Statements."

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our principal executive offices in approximately 6,000 square feet of leased office space in Los Angeles under a lease that expires in February 2005. The lease was entered into with 1990 Westwood Boulevard, Inc., which is owned partially by Harry Shuster, the former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and a principal stockholder of United Leisure. Harry Shuster is also the father of Brian Shuster, our Chairman of the Board, President and Chief Executive Officer. United Leisure believes that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor. See Item 12, "Certain Relationships and Related Transactions."

We believe our existing leased properties are adequate for our current needs. We also believe that all of the properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

On January 17, 2001 we announced that all litigation with Broadbridge Media, LLC and Hyperlock Technologies, Inc. had been settled, with all claims and counterclaims voluntarily dismissed. The settlement specifically covered the patent litigation between the parties under the jurisdiction of the United States District Court for the Northern District of Illinois, Eastern Division. Specifically, the cases voluntarily dismissed were Case No. 99C 3778, Hyperlock Technologies, Inc. v. United Internet Technologies, Inc., and Case No. 00 C 2311, United Leisure and United Internet Technologies v. Broadbridge Media, LLC and Hyperlock Technologies, Inc.

On or about February 16, 2001, we terminated the employment contracts of Sonja Mikic and Chris Riley. It is the Company's position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley (Plaintiffs) filed a lawsuit against us, UIT, and Brian Shuster (collectively, Defendants) in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment, tortuous breach of contract, and tortuous interference with contract. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post- judgment interest as allowed by law.

Plaintiffs essentially allege that their contracts were terminated without cause and that UIT and United Leisure are in breach of the employment agreements by not providing the benefits that would accrue to each Plaintiff in the event his or her employment was terminated without cause. Separately, Plaintiff's purported rights with respect to their ownership of stock options in UIT also may be at issue. We believe this lawsuit is without merit in that the employment agreements were terminated for cause, thereby eliminating Plaintiff's rights to additional benefits under the agreements. The company is currently engaged in settlement negotiations.

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

                                                2000                                 2001
                                       High              Low                High              Low
First Quarter                      $13.50           $2.8438             $3.5937          $1.1875
Second Quarter                     $9.9375          $5.4375             $1.6875          $0.86
Third Quarter                      $10.00           $3.7812             $0.87            $0.27
Fourth Quarter                     $5.75            $2.125              $0.59            $0.25

The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

As of March 21st, 2002, there were approximately 2,303 active shareholders of record of United Leisure common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we are engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances, and consumer electronics, to communicate and be controlled locally, when connected to a computer, or over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed several proprietary technologies: (1) Intelligent Control Interactive Technology TM ("I-C-IT/TM/") ("software"), (2) Digitally Integrated Video Overlay /TM/ ("Divo/TM/") ("software"), and (3) Fiber Optic based bar code scanning technology. We also have acquired technology from Andy Rifkin's company, JED Development / Gorilla that enables our smart toys to be completely wireless from the computer.

During the period ended December 31, 2001, we spent most of our time and resources in developing and creating working, price competitive prototypes of products utilizing our newer technologies. Toward the end of 2001 we concluded building prototypes of its products and prepared supporting material to market the technology to potential strategic partners. It is the hopes that we will be able to generate revenues from the sale or licensing of its products and proprietary technologies.

We focused our resources primarily integrating our technologies to the smart toy business sector.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the useful life of the assets, reserve for discontinued operations and reserve for litigation settlement. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

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

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

Net Revenues. For the fiscal year ended December 31, 2001, we had revenues of $22,779 compared to revenues of $712,942 for the fiscal year ended December 31, 2000, a decrease of $690,163 or approximately 97%. The revenues were greater in fiscal 2000 primarily from revenues generated by licensing agreements in connection with interactive CD-ROMs created for Teen People Magazine and Nordstrom stores. In 2001 the company shifted it's focus to developing it's I-C-IT toy technology and did not market the CD-ROM technology as aggressively as it had in the prior year.

Operating Expenses. Total costs and expenses decreased to $5,428,139 for the fiscal year ended December 31, 2001 from $ 14,438,430 for the fiscal year ended December 31, 2000, a decrease of $ 9,010,291 or approximately 62%. The decrease is composed of several components including a decrease in personnel, consultant fees, legal, non-cash compensation associated with the issuance of options and overhead.

Selling, general and administrative expenses were $1,522,873 for the year ended December 31, 2001 compared to $1,616,832 for the year ended December 31, 2000, a decrease of $ 93,959 or approximately 6%. Non-cash compensation from option grants decreased by $6,147,921 from $6,102,943 to $(44,978) or approximately 101%. Depreciation and amortization for the year ended December 31, 2001 was $202,646 compared to $122,316 for the year ended December 31, 2000, an increase of $80,330 or approximately 66%.

For the year ended December 31, 2001, we had a net loss of $5,461,800, including loss from discontinued operations of $465,000 or $(0.27) per share, compared with a net loss of $13,414,554 or $(0. 68) per share for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 is primarily attributable to a decrease in direct operating expenses and stock compensation.

Discontinued Operations Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000. Net Revenues associated with discontinued operations. For the fiscal year ended December 31, 2001, we had revenues from discontinued operations of $465,848 compared to revenues of $957,617 for the fiscal year ended December 31, 2000, a decrease of $491,799 or approximately _51_%. The decrease in revenues for fiscal 2001 compared to fiscal 2000 is primarily due to the closing of the Planet Kids facilities.

Operating Expenses associated with discontinued operations. Total costs and expenses associated with discontinued operations decreased to $1,167,390 for the fiscal year ended December 31, 2001 from $1,343,825 for the fiscal year ended December 31, 2000, a decrease of $176,435or approximately 13%. The decrease is mainly due to decreased headcount and salaries due to the closing of our Planet Kids facilities. Selling, general and administrative expenses were $37,924 for the year ended December 31, 2001 compared to $53,202 for the year ended December 31, 2000, a decrease of $15,278or approximately 29%. Depreciation and amortization for the year ended December 31, 2001 was $2,505compared to $4,505 for the year ended December 31, 2000, a decrease of $2,000 or approximately 44%.

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

Operating Expenses. Total costs and expenses increased to $14,438,430 for the fiscal year ended December 31, 2000 from $3,009,529 for the fiscal year ended December 31, 1999, an increase of $11,428,901 or approximately 380%. The increase is composed of several components including increases in personnel, consultant fees, legal, non-cash compensation associated with the issuance of options and additional overhead . These increases in operating expenses were primarily related to the development of UIT's technologies and prototypes of devices embedded with UIT's technologies, as well as business activities to promote our technologies.

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

For the year ended December 31, 2000, we had a net loss of $13,414,554 including loss from discontinued operations of $743,915, or $(0. 68) per share, compared with a net loss of $4,118,914 or $(0.27) per share for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 is primarily attributable to an increase in expenses in connection with our Internet technology business.

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

Operating Expenses associated with discontinued operations. Total costs and expenses associated with discontinued operations decreased to $ 1,343,825 for the fiscal year ended December 31, 2000 from $ 1,539,997 for the fiscal year ended December 31, 1999, a decrease of $ 196,172 or approximately 13%. The decrease is mainly due to decreased headcount and salaries due to the scaling back of operations at our Planet Kids facilities. Selling, general and administrative expenses were $53,202 for the year ended December 31, 2000 compared to $ 64,400 for the year ended December 31, 1999, a decrease of $ 11,198 or approximately 17%. Depreciation and amortization for the year ended December 31, 2000 was $4,505 compared to $99,984 for the year ended December 31, 1999, a decrease of $95,479 or approximately 95%.

Liquidity and Capital Resources

We have experienced operating losses in recent years. For the year ended December 31, 2001 we had cash and cash equivalents of $1,645,450 and an accumulated deficit of $43,496,746.

     Our future capital requirements will depend on various factors including:

     1. The length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.
     2. The length of time it takes us to get products to the market that generate revenues.
     3. The need to hire additional marketing staff and technical support staff.

We have significantly curtailed all activities that are not directly related to the development and promotion of our core technology business. The result of this management refocus is a substantially reduced expenditure levels budgeted for the year 2002. We have budgeted minimum amounts for the purchase of needed assets and reduced capital expenditures.

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

We intend to stop further development of our technologies. The company is transitioning from an R&D model with expensive technology staffing to a technology marketing company. Our primary objective over the next year will be to market the technologies that we developed and refined during the previous years. This may require additional financing from either public or private sources. To accomplish this, we may raise additional capital by borrowing money or through a public or private sale of debt or equity securities. We may not be able to acquire additional financing on favorable terms, or at all.

At December 31, 2001, minimum annual rentals under non-cancelable leases are as follows:

                 Year Ending December 31               Leases
                 ---------------------------------------------

                 2002                               $ 180,659
                 2003                                  73,374
                 2004                                  58,238
                 2005                                   9,784
                 ---------------------------------------------
                 Total                              $ 322,055


Factors That Could Impact Future Results

We Have a History of Losses and May Not Be Profitable In the Future.

We have sustained operating losses for the last several years from our traditional business of children's recreational activities. For the year ended December 31, 2001, we had a net loss of $5,461,800 and an accumulated deficit of $43,496,746. In addition, we have significant working capital and research and development requirements and these needs are expected to continue to be significant.

Our Business May Lack Sufficient Diversification and May Affect Our Ability to Spread the Risk of Any Downturn in the Technology Sector.

Our primary business in 2001 was Research and Development of our hardware and software. These activities are conducted through our wholly owned subsidiary, United Internet Technologies, Inc. (UIT). Our interactive technology business has been our primary business focus since 1998 and our operations from that business are limited in scope and duration. In October 2000, our Board of Directors decided to discontinue our other businesses of (i) children's recreational activities and (ii) making investments in affiliated companies. We intend to dispose of our remaining children's recreational facilities. Therefore, our business is not sufficiently diversified to spread the risk of any downturn in the growth of the Internet or in the development and licensing of our interactive Internet technology.

Our Prospects in the Technology Sector Are Difficult to Forecast Because of Limited Operating History in our Technology Business.

Our technology subsidiary, UIT, was formed to develop and market our proprietary interactive Internet technology and related products. So far, UIT's operations have been limited to developing, marketing and licensing a small number of applications of our technology. Our success in 2002 depends upon licensing, or selling the technologies developed. If our technologies are not successfully licensed or sold, it would seriously harm our business, results of operations and financial condition.

Future Revenues Are Uncertain.

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the Technology market. The market for our technology is uncertain.

We Will Need Additional Financing

Through UIT, we intend to enter into additional license agreements for our technology. We expect that these license agreements will generate revenue for UIT. However, it is not known whether we will be successful in entering into additional license agreements. If license agreements and other arrangements do not generate enough revenue, we will need to raise money. Selling our stock, stock of UIT, or other securities in public or private offerings would probably do this. It is not known whether we would be successful in raising additional money in the future.

Depending upon how much money we raise, UIT may have more or less ability to expand the sale or licensing of our technology business rapidly. If we are unable to generate revenue from our business operations or raise additional funds when needed or on favorable terms, UIT may not be able to continue developing our technology business. That would seriously harm our business, results of operations and financial condition.

Future Strategic Alliances Involve Risk for Us.

To be successful, we will need to enter into strategic alliances and license agreements with companies in the media, entertainment and Technology sectors. However, we do not know if we will be able to enter into any such agreements or if any agreements entered into will be favorable to us. If additional agreements are not entered into, the cost of introducing new applications of our technology in the marketplace may be prohibitive under our current business plan and capitalization.

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

Our Technology May Not Be Commercially Accepted, Which Will Adversely Affect Our Revenues and Profitability.

Our ability to enter into the online entertainment and smart toy sectors, as well as the healthcare and medical monitoring device sectors, establish brand recognition, and compete effectively depend upon many factors, including broad commercial acceptance of products embedded with our technology. The commercial success of products embedded with our technology depends upon the quality and acceptance of other competing products and technologies, capabilities of our competitors to provide more widely accepted products and technologies, our ability to secure licensing agreements with third parties, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure that new products embedded with our technology will achieve significant market acceptance or will generate significant revenue. If we are unable to license our technology to third parties or the marketplace does not broadly accept our products embedded with our technology, our results of operations and financial condition could be materially and adversely affected.

Our Growth and Operating Results Will Be Impaired if the Internet and Online Commerce Industries Do Not Continue to Grow.

Our ability to earn revenue from our Internet products depends in part upon increased acceptance of the Internet as a medium for "e-commerce" by consumers. The Internet may not develop into a viable commercial marketplace as quickly as some industry estimates suggest. E-commerce on the Internet may not develop to the extent anticipated. Rapid growth and interest in the Internet and other online services is a recent development. We do not know if the use of the Internet for e-commerce will continue to develop or that a large enough number of consumers will use the Internet and other online services for e-commerce. Because global commerce on the Internet is still new and evolving, we cannot predict the extent to which the Internet will be a viable commercial marketplace. In addition, there are several factors that could have an impact on the growth of e-commerce. These include:

.. security
.. reliability of service
.. cost of Internet access
.. how easy it is to use the Internet or e-commerce features on the Internet
.. how easy it is to gain access to the Internet
.. quality of service
.. delays in developing new standards and protocols to handle increased Internet traffic
.. increased governmental regulation

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

Patent Protection

Our Technology Business Relies on the Enforcement of Our Intellectual Property Rights.

We have been issued or approved for issuance on the following patents.

1. The DIVO technology (issued)
2. The Medical Monitoring Technology (issued)
3. The I-C-IT Technology (approved and issue fee paid)

The Company believes that this is a very positive indication of the efforts, which the Company has made to protect its Intellectual Property rights, and the fact that such efforts have been highly successful.

With respect to the six applications remaining, we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon the core technology of the company, the Company believes that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance.

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

Sales of Additional Shares of Our Common Stock Into the Public Market May Cause Our Stock Price to Fall and Dilute Our Stockholders' Interests.

If we raise additional funds by selling common stock or other equity securities, the interests of current stockholders would be diluted. We may also issue common stock, options or warrants to purchase our common stock to provide incentives to officers, employees, consultants, advisors and other people who perform services for us. Stock, which is issued when options and warrants are exercised, will dilute our present stockholders' ownership percentage in our Company.

Control of Our Company by Certain Stockholders

Brian Shuster - Chairman of the Board, President, and Chief Executive Officer of our Company - and certain of his relatives are principal stockholders of our Company. Harry Shuster, the father of Brian Shuster, owns 25.28% of our common stock, including options exercisable within 60 days, and Brian Shuster owns 4.99%of our common stock, including options exercisable within 60 days. Therefore, Brian Shuster and members of his family have the ability to control the outcome of Company actions requiring the approval of our stockholders. These matters include:

.. election of directors
.. mergers, sales of all or most of our assets; or .. other change of control of our Company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplemental data required by this Item 7 appear in a separate section of this Form 10-KSB following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Set forth in the table below is the names, ages and positions of the current directors and executive officers of United Leisure. Ages are shown as of December 31, 2001. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the United Leisure Board. None of the executive officers has any family relationship to any director or any other executive officer of United Leisure, except that Brian Shuster is both an executive officer and director.

                                                 Positions Currently Held
Name                                Age            With United Leisure                  Director Since
-----                               ---          ------------------------               --------------
Brian Shuster                       43     Chief Executive Officer, President,                    1996
                                           Chairman of the Board and Director
J. Brooke Johnston, Jr.             61     Director                                               1996
Victor A. Hollander                 69     Director                                               2001
Gerald M. Chizever                  58     Director                                               2001

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

J. Brooke Johnston, Jr. has served as a director of United Leisure since May 1996. Since 1998, Mr. Johnston has been a partner of the law firm of Baker, Johnston & Wilson, LLP, in Birmingham, Alabama. He was Senior Vice President and General Counsel for Med Partners, Birmingham, Alabama from April 1996 until July 1998. Prior to that, Mr. Johnston was a senior principal of the law firm of Haskell, Slaughter, Young & Johnston, a professional association, in Birmingham, Alabama, where he practiced securities law for over 19 years. Mr. Johnston is also a director of Grand Havana Enterprises, Inc., a publicly held company that owns and operates cigar clubs in Beverly Hills and New York City.

Victor A. Hollander has served as a director of United Leisure since February 2001. He was licensed to practice public accounting in California as a certified public accountant in 1958. In 1965 he established and was partner in charge of the Los Angeles office of a large New York certified public accounting firm where he specialized in audit and securities matters. In 1978 he formed the accounting firm of Hollander, Gilbert & Co., the predecessor to Hollander, Lumer & Co. LLP and in February 2001 he merged his firm with the Los Angeles accounting firm Good Swartz Brown & Berns, LLP where he manages the firms Securities Group.

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

Significant Employees

The following individual is a significant employee of our subsidiary, United Internet Technologies:


Andy Rifkin has served as Chief Technology Officer of UIT since December 2000. Andy Rifkin oversees the development and commercialization of UIT's interactive technologies. The development of the companies technologies have been completed and January of 2002 Mr. Rifkin began his severance package, the company will now focus on marketing these technologies. Mr. Rifkin will continue to earn royalties based on certain technologies acquired by the company that were developed by Mr. Rifkin and one of his companies.


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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation received for services rendered to United Leisure in all capacities for the three fiscal years ended December 31, 2001 by our Chief Executive Officer during fiscal 2001 and the most highly compensated executive officers at the end of fiscal 2001.

                          SUMMARY COMPENSATION TABLE

                                                            Annual
                                                         Compensation                Long Term Compensation
                                                         ------------                ----------------------
Name and Principal Positions                           Year      Salary          Securities and Underlying Options
----------------------------                           ----      ------          ---------------------------------
Brian Shuster (1)
       Chairman of the Board                            2001     $290,400
       President, Chief Executive Officer
                                                        2000     $263,660        1,750,000 (2)

                                                        1999     $240,000          300,000

Rifkin                                                  2001     $311,400 (3)      300,000 (4)
        Chief Technology Officer, UIT

(1) Effective May 24, 1999, Brian Shuster was appointed to serve as Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.
(2) Consists of UIT Options.
(3) We acquire certain technology from Andy Rifkin and his associated companies Jed Development/Gorilla in the amount of $115,000 and relocation expenses of $65,720.
(4) Consists of UIT options.


Commencing January 2002, the Directors will receive $1,000 per month cash compensation for their services to the Company as directors, and are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Directors receive periodic stock option grants.

Stock Option Grants
No stock options were granted to Executive Officers during the fiscal year ended December 31, 2001.


This table shows information regarding unexercised options held by our Named Executive Officers. No options were exercised by Executive Officers during the fiscal year ended December 31, 2001.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                  Number of Unexercised Options at            Value of Unexercised In The Money Options at
                                         December 31, 2001                                December 31, 2001 (1)

Name                            Exercisable             Unexercisable              Exercisable              Unexercisable
                                -----------             -------------              -----------              -------------
Brian Shuster                   2,400,000 (2)           ---                        $3,000 (4)               ---

Andy Rifkin                     300,000 (3)             ---                        $0.00                    ---

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

(3) Consists of 300,000 UIT options.

(4) Based on the assumption that UIT options can be converted on a one to one basis to United Leisure options.

Consulting and Employment Agreements

United Internet Technologies and Brian Shuster are parties to five-year employment agreement dated as of January 1, 1999, which was amended in Feb 2001. Under this employment agreement, Mr. Shuster is employed as the President of United Internet Technologies at an initial base salary of $240,000 per year The Executive shall be entitled to an increase in Base Salary of 10% per annum, effective on January 1 of each year of the term of this Agreement Mr. Shuster was paid $263,660 in 2000 and $290,400 in 2001 pursuant to this agreement. The employment agreement also provides that any inventions developed by Mr. Shuster during his employment by United Internet Technologies that relate to the business of United Internet Technologies, will remain United Internet Technologies' property. The employment agreement also contains a confidentiality provision. Mr. Shuster is permitted to engage in outside business activities to the extent that these obligations do not interfere with his duties to United Internet Technologies.

Prior to becoming President and Chief Executive Officer of our Company in May 1999, Brian Shuster provided certain consulting services to us and received $6,000 per month in consulting fees. During 2001 Mr. Shuster's consulting fees were increased by 10% and he received $6,600 per month.

Stock Options

On December 31, 2001, there were outstanding presently exercisable non-qualified stock options to purchase a total of 2,800,000 shares of UIT and United Leisure common stock held by our officers and director. Of this amount, 2,400,000 were held by Brian Shuster, our Chairman of the Board, President and Chief Executive Officer, 1,750,000 of which are options to purchase shares in UIT. The balance was held by the current director and officer of our Company, at option prices ranging from $.23 to $3.00 per share. See "Security Ownership of Certain Beneficial Owners and Management." All non-qualified stock options that we have issued to our directors and executive officers are in substantially the same form. All options have a term ranging from five years to ten years from the date of grant and are immediately exercisable as to all of the shares of our common stock covered by the option. The option price is the fair market value of our common stock as of the date of grant.

In addition to the non-qualified stock options held by our directors and executive officers on December 31, 2001, there were outstanding non-qualified options to purchase a total of 4,657,450 shares of United Leisure and UIT common stock held by third parties. All of these non-qualified options are in substantially the same form as those issued to our directors and executive officers, except that generally they are not terminable until they expire. These options have exercise prices ranging from $.23 to $6.71 and expire from December 31, 2002 through September 29, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of United Leisure common stock as of December 31, 2001: (a) by each person who is known by United Leisure to own beneficially more than 5% of its common stock; (b) by each of United Leisure's directors; (c) by each of the named executive officers; and (d) by all officers and directors of United Leisure as a group.

Name and Address                     Number of ULC        Percentage        Number of UIT       Percentage
                                        Shares            Ownership             Shares           Ownership
Of Beneficial Owner (1)              Beneficially        Of Class (3)        Beneficially        Of Class
                                     Owned (2) (3)                          Owned (2) (3)           (3)
-------------------------------    ------------------    -------------     -----------------    ------------
Brian Shuster                      1,050,000 (4)         4.99%             1,750,000            5.11%
J. Brooke Johnston                 151,400 (5)           *                 0                    0
Victor A. Hollander                0                     0                 0                    0
Gerald M. Chizever                 25,000                *                 0                    0
Harry Shuster                      5,879,993 (6)         25.28%            0                    0
All officers and directors         1,242,600             5.87%             4,250,000            12.40%
   as a group ( 5 people)

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

   (4) Includes options to purchase 650,000 shares of United Leisure common stock. Includes 80,000 shares held by Brian Shuster as trustee of each of Bennett Shuster Trust, Bentley Shuster Trust and Blake Shuster Trust and 300 shares held by Nita Shuster and Brian Shuster.
   (5) Includes options to purchase 100,000 shares.
   (6) Includes 111,000 shares of common stock held by Koorn N.V., all of whose capital stock is owned by Harry Shuster. Also includes 125,000 shares of common stock held by the Harry and Nita Shuster Charitable Foundation and 300 shares owned by Nita Shuster, the spouse of Harry Shuster. Does not include 10,000 shares owned by Bardene Shuster, 300 shares owned by Nita Shuster and Bardene Anne Shuster, 300 shares owned by Nita Shuster and Brian Shuster, and 300 shares owned by Nita Shuster and Stanley Shuster, of which Mr. Shuster disclaims beneficial ownership. Also includes options to purchase 2,606,950 shares of our common stock and 3,037,583 shares of our common stock owned directly by Harry Shuster. Does not include an aggregate of 480,000 shares of our common stock owned by trusts of which Harry Shuster's adult children are the beneficial owners. Until May 24, 1999, Harry Shuster served as Chairman of the Board, President, Chief Executive Officer and a director of United Leisure.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Harry Shuster.

In January 2001 we entered into a termination of the consulting services agreement with Mr. Harry Shuster The termination agreement effective November 2000, allowed us to buy out the consulting agreement of Mr. Shuster, which had a remaining duration of five years at an annual consulting fee of approximately $270,000. The terms of the agreement consisted of a one-time payment of $250,000 and the transfer of assets with a book value of $740,246 from United Leisure to Harry Shuster. The assets consisted of a loan receivable of $686,790 and accounts receivable of $53,456 owed to United Leisure by Grand Havana, an affiliated company.

Lease of Office Premises.

On January 1, 1999, we entered into a five-year lease with 1990 Westwood Boulevard, Inc. This agreement was amended on May 1, 1999 and covers approximately 6,000 square feet of office space for our principal executive offices. The lease provides for rent of $10,500 per month. 1990 Westwood Boulevard, Inc. is presently owned more than 50 % by Harry Shuster, our former Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, and a principal stockholder of United Leisure. We believe that the rent and other terms of the lease are no more favorable to the lessor than could have been obtained in a similar building in the same area from an unrelated lessor.

Grand Havana's Common Stock.

As of December 31, 2001, we held 966,666 shares of Grand Havana's common stock. The Chief Executive Officer of Grand Havana is Stanley Shuster, the brother of Brian Shuster.

Advanced transaction with Andy Rifkin.

We acquired technology rights of certain products from Andy Rifkin, our Chief Technology Officer. In accordance with the agreement, we are obligated to pay the employee an advance royalty of $230,000 and 125,000 shares of United Leisure's common stock, payable when certain licensing criteria have been meet, and then a continuing royalty based upon the sale of any products using this technology. As of December 31, 2001, $115,000 of this advance royalty has been paid and is reflected in other assets in the accompanying balance sheet.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
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

10.15 Option Agreement dated as of January 4, 1999 between United Leisure and J. Brooke Johnston, Jr. (incorporated by reference to Exhibit
          10.51 of the June 30, 1999 10-QSB).

10.16 Option Agreement dated as of February 1, 1999, between United Leisure and Brian Shuster (incorporated by reference to Exhibit 10.52 of the June 30, 1999 10-QSB).

10.17     Employment Agreement dated as of January 1, 1999 between United
          Leisure and Brian Shuster, as amended February 2001, United Internet
          Technologies, Inc. and Brian Shuster (incorporated by reference to
          Exhibit 10.53 of the June 30, 1999 10-QSB).

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

10.24* Termination Agreement and General Release dated January 31, 2001 between United Leisure Corporation and Harry Shuster

10.25* Option Agreement dated as of February 27, 2002 between United Leisure and Brian Shuster

10.26*    Option Agreement dated February 27, 2002 between United Leisure and
          J.Brooke Johnston

10.27*    Option Agreement dated February 27, 2002 between United Leisure and
          Victor A. Hollander

10.28*    Option Agreement dated February 27, 2002 between United Leisure and
          Gerald M. Chizever

21.1      Subsidiaries of United Leisure (incorporated by reference to Exhibit
          21.1 of the 1999 10-KSB)

23.1*     Consent of Ernst and Young, LLP

*         Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange
          Commission.

(b) Reports on Form 8-K.
------------------------

No reports on Form 8-K were filed by us during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED LEISURE CORPORATION


By:/s/BRIAN SHUSTER
-------------------
Brian Shuster
President, Chief Executive Officer and Director

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


SIGNATURE                               TITLE
---------                               -----
/s/   BRIAN SHUSTER                     Chairman of the Board, President, Chief Executive Officer
-------------------
Brian Shuster                           and Chief Financial Officer

                                        (Chief Executive Officer; Principal Financial and Accounting
                                        Officer)



/s/   J. BROOKE JOHNSTON, JR.
-----------------------------

J. Brooke Johnston, Jr.                 Director


/s/   VICTOR A. HOLLANDER
-------------------------
Victor A. Hollander                     Director


/s/   GERALD M.CHIZEVER
-----------------------
Gerald M. Chizever                      Director

                       Consolidated Financial Statements
                  United Leisure Corporation and Subsidiaries
                    Years ended December 31, 2001 and 2000
                      with Report of Independent Auditors

                  United Leisure Corporation and Subsidiaries
                       Consolidated Financial Statements
                    Years ended December 31, 2001 and 2000

                                   Contents

Report of Independent Auditors.............................................. 29

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................. 30

Consolidated Statements of Operations and Comprehensive Income (Loss)....... 31

Consolidated Statements of Stockholders' Equity............................. 32

Consolidated Statements of Cash Flows....................................... 33

Notes to Consolidated Financial Statements.................................. 35

                        Report of Independent Auditors


The Board of Directors and Stockholders
United Leisure Corporation

We have audited the accompanying consolidated balance sheets of United Leisure Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Leisure Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 1. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                           /s/ ERNST & YOUNG LLP





February 15, 2002
Los Angeles, California

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             Year ended December 31,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        ------------        ------------
Assets
Current assets:
 Cash and cash equivalents                                              $  1,645,450        $  7,416,966
 Receivables                                                                  19,769              27,925
 Due from related parties                                                      5,995                  --
 Prepaid expense and other current assets                                    117,829             144,562
                                                                        ------------        ------------
 Total current assets                                                      1,789,043           7,589,453

Property and equipment - net                                                 731,611             987,521

Net assets of discontinued operations                                         38,540              98,880

Investment in Grand Havana at fair value - related party                       5,800             105,753

Other assets:
 Capitalized cost                                                            128,184                  --
 Deposits and other assets                                                    68,960              45,493

                                                                        ------------        ------------
Total                                                                   $  2,762,138        $  8,827,100
                                                                        ============        ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                  $    495,793        $    366,811
 Reserve for discontinued operations                                          84,885             300,000
 Reserve for litigation                                                       45,000                  --
 Due to related parties                                                           --             285,059
                                                                        ------------        ------------
 Total current liabilities                                                   625,678             951,870

Minority interest                                                              4,413             114,546

Stockholders' equity
 Preferred stock, $100 par value; authorized - 100,000 shares;
     issued and outstanding - none                                                --                  --
 Common stock, $0.01 par value; authorized - 30,000,000 shares;
      issued and outstanding, 20,511,375 shares in 2001 and
      20,363,222 shares in 2000                                              204,304             202,822
 Additional paid-in capital                                               45,514,075          45,525,722
 Accumulated deficit                                                     (43,496,746)        (38,034,946)
 Accumulated other comprehensive income (loss)                               (89,586)             67,086
                                                                        ------------        ------------
 Total stockholders' equity                                                2,132,047           7,760,684

                                                                        ------------        ------------
 Total                                                                  $  2,762,138        $  8,827,100
                                                                        ============        ============

 See accompanying notes.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended December 31,
                                                            2001            2000
                                                            ----            ----
Revenue - licensing fees                               $     22,779    $    712,942

Cost and expenses:
 Direct operating expense                                 3,747,598       6,596,339
 Selling, general and administrative                      1,522,873       1,616,832
 Stock compensation                                         (44,978)      6,102,943
 Depreciation and amortization                              202,646         122,316
                                                       ------------    ------------
                                                          5,428,139      14,438,430
                                                       ------------    ------------
Other income (loss):
 Interest income                                            172,020         501,751
 Interest expense                                            (3,721)        (71,930)
 Gain on sale of Genisys                                         --         600,000
 Realized loss from write-down of investment in
    HEP II                                                       --        (100,000)
 Other, net                                                 129,881          17,189
 Minority interest in loss                                  110,380         107,839
                                                       ------------    ------------
 Total other income (loss)                                  408,560       1,054,849
                                                       ------------    ------------

Loss from continuing operations                          (4,996,800)    (12,670,639)
Loss from discontinued operations                          (465,000)       (743,915)
                                                       ------------    ------------

Net loss                                                 (5,461,800)    (13,414,554)
                                                       ------------    ------------

Other comprehensive loss:
 Unrealized holding gain (loss) on securities
    available for sale                                      (99,953)          4,253
 Foreign currency translation loss                          (56,719)             --
                                                       ------------    ------------

Comprehensive loss                                     $ (5,618,472)   $(13,410,301)
                                                       ------------    ------------

Weighted average number of common shares outstanding     20,437,156      19,583,516
Basic loss per share:
 Loss per share from continuing operations             $      (0.24)   $      (0.65)
 Loss per share from discontinuing operations                 (0.02)          (0.04)
 Total loss per share                                  $      (0.27)   $      (0.68)

 See accompanying notes.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                           Common Stock           Additional                    Other
                                     Number of                    Paid-in        Accumulated    Comprehensive
                                      Shares          Amount      Capital        Deficit        Income (Loss)        Total
                                      ------          ------      -------        -------        -------------        -----
                                  -------------------------------------------------------------------------------------------
Balance at December 31, 1999        16,230,868       $161,468    $26,892,688    $(24,620,392)     $  62,833      $  2,496,597
Sale of common stock                 2,240,000         22,400      5,577,600                                        5,600,000
Exercise of stock options              195,000          1,950         76,250                                           78,200
Exercise of warrants                 1,697,354         17,004      6,622,412                                        6,639,416
Fair value of options issued
  to non-employees                                                 6,102,943                                        6,102,943
Change in capital of subsidiary                                      253,829                                          253,829
Unrealized gain on investment                                                                         4,253             4,253
Net loss                                                                         (13,414,554)                     (13,414,554)
                                  -------------------------------------------------------------------------------------------
Balance at December 31, 2000        20,363,322        202,822     45,525,722     (38,034,946)        67,086         7,760,684
Exercise of stock options              148,153          1,482         33,331                                           34,813
Fair value of options issued
  to non-employees                                                   (44,978)                                         (44,978)
Unrealized loss on investment                                                                       (99,953)          (99,953)
Foreign currency translation
  loss                                                                                              (56,719)          (56,719)
Net loss                                                                          (5,461,800)                      (5,461,800)
                                  -------------------------------------------------------------------------------------------
Balance at December 31, 2001        20,511,375       $204,304    $45,514,075    $(43,496,746)     $ (89,586)     $  2,132,047
                                  -------------------------------------------------------------------------------------------

   See accompanying notes.

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years ended December 31,
                                                      ----------------------------------
                                                          2001                  2000
                                                      ------------          ------------
Operating activities
Net loss                                              $ (5,461,800)         $(13,414,554)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Loss from discontinued operations                        465,000               743,915
  Depreciation and amortization                            202,646               122,316
  Loss on disposal of assets                               110,538                    --
  Gain on sale of investment in Genisys                         --              (600,000)
  Minority share of loss                                  (110,380)             (107,839)
  Settlement of consulting agreement                            --               845,403
  Fair value of options granted to non-employees           (44,978)            6,102,943
  Write-down of investment in HEP II                            --               100,000
  Other                                                         --                20,000
Changes in operating assets and liabilities:
  Receivables                                                8,156                59,772
  Receivables - related party                               (5,995)
  Deferred productions costs                                    --               115,027
  Prepaid expenses and other current assets                 26,733              (154,791)
  Deposits and other assets                                     --                14,920
  Accounts payable and accrued expenses                    128,982              (336,176)
  Reserve for litigation                                    45,000                    --
  Due to related parties                                        --               189,672
  Deposits and other liabilities                                --                    --
  Deferred revenues                                             --              (210,133)
                                                      ------------          ------------
Net cash used in continuing operations                  (4,636,098)           (6,509,525)
Net cash used in discontinued operations                  (619,775)             (465,721)
                                                      ------------          ------------
Net cash used in operating activities                   (5,255,873)           (6,975,246)
Investing activities
  Purchases of property and equipment                      (57,274)             (949,471)
  Increase in deposits and other assets                    (23,467)                   --
  Investment in capitalized costs                         (128,184)                   --
  Proceeds from sale of investment in Genisys                   --               600,000
  Loans receivable from Grand Havana                            --               (65,723)
  Advances to related party                               (285,059)               61,027
                                                      ------------          ------------
Net cash used in investing activities                     (493,984)             (354,167)

                  UNITED LEISURE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing activities
  Sale of common stock                                                       $        --         $ 5,600,000
  Proceeds from minority shareholders                                                 --             476,639
  Common stock issued for warrants and options exercised                          34,813           6,717,616
                                                                             -----------         -----------
Net cash provided by financing activities                                         34,813          12,794,255
                                                                             -----------         -----------

Effect of currency rate changes                                                  (56,472)                 --

Net increase in cash and cash equivalents                                     (5,771,516)          5,464,842
Cash and cash equivalents at beginning of year                                 7,416,966           1,952,124
                                                                             -----------         -----------
Cash and cash equivalents at end of year                                     $ 1,645,450         $ 7,416,966
                                                                             ===========         ===========

Cash paid for:
  Interest                                                                   $     3,721         $    71,930
                                                                             -----------         -----------

Supplemental disclosures of non-cash investing and financing activities
  Fair value of options and warrants to non-employees                        $   (44,978)        $ 6,102,943
                                                                             -----------         -----------

See accompanying notes.

                  United Leisure Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                               December 31, 2001



1. Summary of Significant Accounting Policies

Description of Business

Through its subsidiary, United Internet Technologies, Inc. (UIT"), the Company is engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. The Company has developed two proprietary technologies: (1) Intelligent Control Interactive Technology ("I-C-It") ("software") and (2) Digitally Integrated Video Overlay ("Divo") ("software"). These technologies enable businesses to transition their traditional product liens into the interactive world. The Company's objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

Principles of Consolidation

The consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. During 2000 the Company created a subsidiary in Germany to license its technology in Europe. At December 31, 2001 the German subsidiary is 67% owned and has total assets of $50,369. Intercompany transactions and balances have been eliminated.

Current Developments

The Company has experienced operating losses. For the year ended December 31, 2001 the Company had cash and cash equivalents of $1,645,450 and an accumulated deficit of $43,496,746. To conserve its resources, the Company has significantly curtailed all activities are not directly related to its core technology business, reduced its staff to a minimum, and reduced capital expenditure. The Company intends to stop further development of its technologies. The primary objective over the next year will be to market the technologies that were developed and refined during the previous years. This may require additional financing. To accomplish this, the Company may raise additional funding by borrowing money or through a public or private sale of debt or equity securities. Such financing, however, may not be available when and if it is needed, or if available, it may not be available on acceptable terms. If the Company is unable to sell its securities or obtain sufficient financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of the assets, among other possibilities, in order to meet such obligations. If the company doesn't continue as an ongoing concern the amounts shown in the financial statements may not be realized at their stated value. The financial statements have no adjustments recorded for such an event.

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

Sale of Stock by Subsidiary

At the time a subsidiary or affiliate issues its stock to unrelated parties at a price more than or less than its book value, the Company's net investment in the subsidiary or affiliate increases or decreases, respectively. The increase or decrease is reflected in "Changes in capital of investee" (a component of additional paid-in capital) in the Company's consolidated statement of stockholders' equity. In 2000, the Company's German subsidiary sold shares where the Company recorded its share of this change in capital of subsidiary in its Stockholder's equity accounts.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The cash balance as of December 31, 2001 and 2000 includes $8,271 and $305,388, respectively, of cash held in the German subsidiary and is expected to be restricted to only offshore uses.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash equivalents, receivables and accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

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

Stock-Based Compensation

The Company and its subsidiaries account for employee and director's stock option grants using the intrinsic method. Generally, the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than fair value, the Company records compensation expense over the vesting period of the option. The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined using an option pricing model. The Company discloses the pro forma effects of using the fair value method for all option plans in its consolidated financial statements, if material.

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

Reclassifications

Certain 2000 accounts have been reclassified to conform to 2001 presentation.

2. Discontinued Operations

In prior years, the Company's engaged in a business related to children's recreational activities. On October 30, 2000, the Company determined to divest its remaining non-technology businesses. The Company concluded that these operations were not strategically compatible with its core Internet technology businesses. These non-core businesses consist of its Planet Kids activity. Management anticipates the complete disposal of the Planet Kids business to occur during 2001 by the assumption of leased facilities by outside parties. The assets and liabilities of Planet Kids as of December 31, 2001 and 2000 are as follows:

                                                                           2001              2000
                                                                     ----------------------------------
Net assets of discontinued operations
Assets
   Cash and cash equivalents                                           $      946          $  31,136
   Prepaid expenses and other assets                                       22,110             78,876
   Property, plant and equipment, net                                      15,484             16,894
                                                                     ----------------------------------
Total assets                                                               38,540            126,906

Liabilities:
   Accounts payable and accrued expenses                                        -             18,599
   Deferred revenues                                                            -              4,595
   Deposits and other                                                           -              4,832
                                                                     ----------------------------------
Total liabilities                                                               -             28,026

                                                                     ----------------------------------
Net assets of discontinued operations                                  $   38,540          $  98,880
                                                                     ==================================

The Planet Kids business incurred an operating loss of $68,417 for the period from November 1, 2000 through December 31, 2000 and $728,717 for the year 2001. The operating results of discontinued operations for the years ended December 31, 2001 and 2000 are as follows:

                                                                                  December 31
                                                                            2001              2000
                                                                     --------------------------------------
Revenue                                                                $     465,818       $     957,617
Direct operating expenses                                                 (1,167,390)         (1,343,825)
Provision for operating losses during phase-out period                             -            (300,000)
Selling, general and administrative expenses                                 (37,924)            (53,202)
Depreciation and amortization                                                 (2,505)             (4,505)
Gain (loss) on sale of assets                                                 13,284                   -
                                                                     --------------------------------------
Loss from discontinued operations                                      $    (728,717)      $    (743,915)
                                                                     ======================================

The Company estimated a reserve amount for the shut down cost of the discontinued operations of $300,000 at December 31, 2000. During the year ended December 31, 2001, the Company increased the reserve by $465,000 to account for additional operating costs and costs to terminate existing leases. As of December 31, 2001, the Company closed down all remaining operations, and assigned all but one of the outstanding leases. The remaining reserve of $84,885 reflects the estimated cost of terminating the remaining lease, however the amount may be subject to adjustment in the future.
3. Properties and Equipment

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                                          2001               2000
                                                                     --------------------------------
  Buildings and improvements                                         $  107,506          $  130,386
  Machinery, equipment and vehicles                                     320,886             301,529
  Furniture, fixtures and office equipment                              147,847             229,984
  Computers                                                             497,293             479,100
  Signs and other                                                           297              34,464
                                                                     --------------------------------
                                                                      1,073,829           1,175,463
  Less accumulated depreciation and amortization                       (342,218)           (187,942)
                                                                     --------------------------------
                                                                     $  731,611          $  987,521
                                                                     ================================

4.   Stockholders' Equity

The following table summarizes the activity of common shares under stock options for the years ended December 31, 2000 and 2001:

                                                                                             Weighted
                                                               Number of      Price per       Average
                                                                Shares          Share        Exercised
                                                                                               Price
                                                            ----------------------------------------------
  Shares outstanding under options at December 31, 1999        4,297,950    $ .23 - $1.75    $  1.13
  Granted                                                      6,924,500    $1.50 - $6.71    $  2.67
  Exercised                                                     (195,000)   $ .23 - $1.00    $   .42
  Cancelled                                                        -              -
  Shares outstanding under options at December 31, 2000       11,027,450    $ .23 - $6.71    $  2.08
  Granted                                                        158,000    $1.04 - $6.70    $  1.69
  Exercised                                                     (100,000)   $ .23 - $1.00    $   .35
  Cancelled                                                   (3,628,000)   $ .23 - $6.71    $  1.98
  Shares outstanding under options at December 31, 2001        7,457,450    $ .23 - $6.71    $  1.85

The following tables summarize information concerning outstanding and exercisable options at December 31, 2001.

                                    Options Outstanding                            Options Exercisable
                    ----------------------------------------------------   ----------------------------------
                                           Weighted
                                            Average         Weighted                            Weighted
                                           Remaining        Average                              Average
   Range of                               Contractual       Exercise                          Exercise Price
   Exercise              Number         Life (in Years)     Price per           Number          per Share
    Prices             Outstanding                           Share           Exercisable
------------------------------------------------------------------------   ----------------------------------
$0.01-$1.00             3,402,950            2.0               $0.59          3,402,950          $ 0.59
$1.01-$3.00             3,098,000            3.4                1.95          3,080,000            1.95
$3.01-$6.71               956,500            4.0                6.02            946,500            5.95
                    ----------------------------------------------------   ----------------------------------
Total                   7,457,450            2.8                1.77          7,429,450          $ 1.75
                    ==============                                         ==============


Stock options granted to non-employees during 2001 and 2000 were valued using the fair value at the grant date adjusted for changes in market prices until vesting. Compensation expense (income) recognized amounted to ($44,978) and $6,102,943 in 2001 and 2000, respectively. The fair value of the options granted during 2001 and 2000 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions.

                                                  2001          2000
                                             ----------------------------
               Risk-free interest rate            5.03%         6.00%
               Dividend yield                        0%            0%
               Volatility factor                   126%          144%
               Expected life                   5 years       5 years

The Company applied the intrinsic value method to account for its stock options to employees. There were a minimal stock options granted to employees during 2001 and most of the options granted in 2000 were cancelled. Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date, using the Black-Scholes pricing, there would be an immaterial impact in the Company's net loss and loss per share in 2001.

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

At December 31, 2001 and 2000, the following warrants were outstanding:

                                                          2001           2000
                                                    -----------------------------
          Balance at beginning of year                 3,297,646       4,995,000
          Granted                                              -               -
          Exercised                                            -      (1,697,354)
          Cancelled                                            -               -
                                                    ----------------------------
          Balance at end of year                       3,297,646       3,297,646
                                                    ============================

At December 31, 2001 the 3,297,646 warrants outstanding had an exercise price of $4.00 per share and expire May 9, 2002.

Outstanding options and warrants to purchase shares at December 31, 2001 and 2000 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

5.   Commitments and Contingencies

On or about February 16, 2001, UIT terminated the employment contracts of its Chief Executive Officer and Chief Financial Officer, Sonja Mikic and Chris Riley. It is the Company position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Chris Riley (Plaintiffs) filed a lawsuit against the Company, UIT, and Brian Shuster (collectively, Defendants) in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment, tortuous breach of contracts, and tortuous interference with contract.

On or about April 26, 2001, Plaintiffs filed a first amended complaint wherein they withdrew their causes of action for tortuous breach of contract, but asserted new claims of fraud against both corporate entities. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and judgment interest as allowed by law.

Plaintiffs essentially allege that their contracts were terminated without cause and that UIT and the Company are in breach of the employment agreements by not providing the benefits that would accrue to each Plaintiff in the event his or her employment was terminated without cause. Separately, Plaintiffs' purported rights with respect to their ownership of stock options in UIT also may be at issue. The Company believes this lawsuit is without merit in that the employment agreements were terminated by UIT for cause, thereby eliminating Plaintiffs' rights to additional benefits under the agreements.

The Company has answered the complaint, denying the allegations and asserting various affirmative defenses. The Company also has interposed a cross-complaint against the Plaintiffs asserting claims for breach of contract and related causes of action. The directors' and officers' liability insurance policy is covering the defense of the claims against Mr. Shuster in excess of the self-insured retention.

In the normal course of business, the Company is subject to various claims and legal actions. The Company believes that the ultimate outcomes of any of these matters, either individually or in the aggregate, will not materially adverse affect the Company.

The Company acquired technology rights of certain products from its employees. In accordance with the agreement, the Company is obligated to pay the employee and advance royalty of $230,000 and 125,000 shares of its common stock, payable when certain licensing criteria have been meet, and then a continuing royalty based upon the sale of any products using this technology. As of December 31, 2001, $115,000 of this advance royalty has been paid and is reflected in other assets in the accompanying balance sheet.

In April 2001, the Company entered into a licensing agreement with Warner Bros. to embed its I-C-IT technology into toys embodying certain of the Warner Bros. characters, creating Looney Tunes Chat Pals. The Company also obtained a license to utilize the specific sound/voice tracks relating to the licensed characters. The license period extends until December 31, 2003, and requires a payment to Warner Bros. a royalty based upon the net sales of the licensed products. The Company also granted Warner Bros. a first priority lien and security interest in the inventory, contract rights, and accounts receivable, if any, with respect to the licensed products. There are no amounts due under these licensing agreements as of December 31, 2001. Warner Bros. may terminate these agreements for various reasons, including but not limited to, any material breaches of the Company's obligation under the agreements.

Lease Arrangements

At December 31, 2001, minimum annual rentals under non-cancelable leases and minimum sub-lease income are as follows:

          Year Ending December 31                                Leases
          ----------------------------------------------------------------
          2002                                                  $ 180,659
          2003                                                     73,374
          2004                                                     58,238
          2005                                                      9,784
          Total                                                 $ 322,055

Rent expense was $370,983 in 2001 and $870,685 in 2000.

6.   Income Taxes

No provision for income taxes will be recorded for the year 2001. The Company has deferred tax assets of approximately $12.3 million and deferred tax liabilities of approximately $.2 million for the year 2001. The deferred tax assets are comprised in major part of net operating loss carryforwards. Due to the uncertainty surrounding the timing of realizing the benefits of favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its otherwise recognizable net deferred tax asset.

                                                      2001             2000
                                             ----------------------------------
Deferred Tax Assets
Net Operating Losses                               10,477,264        7,851,193
Impairment Losses                                      73,954          160,000
Deferred Compensation                               1,496,279        1,514,270
Other                                                 249,849          471,589
                                             ----------------------------------
      Deferred Tax Assets                          12,297,346        9,997,052

Valuation Allowance                               (12,067,503)      (9,882,131)
Deferred Tax Liabilities

Depreciation                                         (229,842)        (114,921)
                                             ----------------------------------
   Deferred Tax Liabilities                          (229,842)        (114,921)

                                             ----------------------------------
  Net Deferred Tax Assets (Liabilities)                    (0)              (0)

The Company has cumulative net operating losses of $26.2 million for federal tax purposes. Pursuant to Internal Revenue Code Section 382, the utilization of the net operating loss carryforwards may be limited based upon changes in the percentage of ownership of the Company.

7.   Related Party Transactions


Due to (from) related parties at December 31, 2001 and 2000 consisted of the following:

                                                        2001          2000
                                                    --------------------------
                                                    $        -     $  250,000
Due to Harry Shuster
Due to Grand Havana                                          -         35,059
                                                    --------------------------
                                                             -        285,059
Less:
   Due from Grand Havana                                 5,995              -
                                                    --------------------------
                                                    $   (5,995)    $  285,059
                                                    ==========================

The Company leases certain of its office space from a corporation of which Harry Shuster, is an officer and a principal stockholder. The Company incurred rent expense under this lease of $ 297,800 in 2001 and $441,574 in 2000.

In January 2001, the Company agreed to terminate a consulting services agreement with Harry Shuster. The termination agreement effective December 31, 2000, allowed the Company to terminate the consulting agreement for Mr. Shuster, which had a remaining duration of five years. The terms of the agreement required a one-time payment of $250,000 and the transfer of certain amounts owed to the Company by Grand Havana (an affiliated company). The amounts included a loan receivable from Grand Havana, including accrued interest, of $682,156 and other balances due from Grand Havana aggregating, which after deducting amounts owed to Grand Havana, amounted to $58,090. These amounts were expensed in 2000 and are included in selling, general and administrative expense.

As of December 31, 2001 the Company held 966,666 shares of Grand Havana's common stock. The Chief Executive Officer of Grand Havana is Stanley Shuster, the brother of Brian Shuster.

As of December 31, 2001, the Company has paid $115,000 advance royalty to an employee in connection with the acquisition of technology rights of certain products. (See Note 5).