Form 10QSB
period 2002-03-31
UNITED LEISURE CORP
filed 2002-05-15
CIK 59684

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    or the transition period from ______________to _______________.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock outstanding as of April 30, 2002 was 20,511,375 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]
================================================================================

                           UNITED LEISURE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION
------

         ITEM 1.  Financial Statements .......................................................   1

                  Consolidated Balance Sheet as of March 31, 2002 (Unaudited) and
                  December 31, 2001 ..........................................................   2

                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2002 and 2001 (Unaudited) ........................................   3

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2002 and 2001 (Unaudited) ........................................   4

                  Notes to Consolidated Financial Statements (Unaudited) .....................   5


         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Result of Operation ........................................................   6

PART II.  OTHER INFORMATION
-------

         ITEM 1.  Legal Proceedings ..........................................................  13

         ITEM 2.  Changes in Securities ......................................................  13

         ITEM 3.  Defaults Upon Senior Securities ............................................  13

         ITEM 4.  Submission of Matters to a Vote of Security Holders ........................  13

         ITEM 5.  Other Information ..........................................................  14

         ITEM 6.  Exhibits and Reports on Form 8-K ...........................................  14

Signatures ...................................................................................  15

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 1, 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,         DECEMBER 31,
                                                                      -----------------------------------
                                                                             2002               2001
                                                                      -----------------------------------
                                                                         (UNAUDITED)
Assets
Current assets:
 Cash and cash equivalents                                                $1,023,579          $1,645,450
 Receivables                                                                  21,321              19,769
 Due from related parties                                                      7,788               5,995
 Prepaid expense and other current assets                                    102,462             117,829
                                                                      -------------- -------------------
 Total current assets                                                      1,155,150           1,789,043

Property and equipment - net                                                 684,498             731,611

Net assets of discontinued operations                                              -              38,540

Investment in Grand Havana at fair value - related party                       5,800               5,800

Other assets:
 Capitalized cost                                                            128,157             128,184
 Deposits and other assets                                                    68,960              68,960
                                                                      -------------- -------------------
Total assets                                                              $2,042,565         $ 2,762,138
                                                                      -------------- -------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                                      $518,910             495,793
 Reserve for discontinued operations                                          52,298              84,885
 Reserve for litigation                                                       45,000              45,000
                                                                      -------------- -------------------
 Total current liabilities                                                   616,208             625,678

Minority interest                                                              4,413               4,413

Stockholders' equity
 Preferred stock, $100 par value; authorized -
    100,000 shares; issued and outstanding - none                                  -                  -
 Common stock, $0.01 par value; authorized -
    30,000,000 shares; issued and outstanding -
    20,511,375 shares as of March 31, 2002 and
    December 31, 2001                                                        204,304             204,304

 Additional paid-in capital                                               45,520,375          45,514,075
 Accumulated deficit                                                     (44,213,149)        (43,496,746)
 Accumulated other comprehensive loss                                        (89,586)            (89,586)
                                                                      -------------- -------------------
 Total stockholders' equity                                                1,421,944           2,132,047
                                                                      -------------- -------------------
Total liabilities and stockholders' equity                                $2,042,565          $2,762,138
                                                                      -------------- -------------------


See accompanying notes to consolidated financial statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                           2002              2001
                                                      -----------------------------
Revenue                                               $         -       $     3,000

Cost and expenses:
 Direct operating expense                                 407,115           665,566
 Selling, general and administrative                      211,442         1,168,721
 Stock compensation                                         6,300           127,989
 Depreciation and amortization                             46,859            63,302
                                                     ------------------------------
                                                          671,716         2,025,578
                                                     ------------------------------
Other income (loss):
 Interest income                                            4,807            84,807
 Interest expense                                          (1,935)                -
 Other, net                                                 2,441             9,368
                                                     ------------------------------
 Total other income (loss)                                  5,313            94,175
                                                     ------------------------------
Minority interest in loss                                       -            40,435
                                                     ------------------------------
Loss from continuing operations                          (666,403)       (1,887,968)
Loss from discontinued operations                         (50,000)                -
                                                     ------------------------------
Net loss                                                 (716,403)       (1,887,968)

Other comprehensive loss:
 Unrealized holding loss on securities
    available for sale                                          -           (91,253)
  Foreign currency translation loss                             -            (6,205)
                                                      -----------------------------
Comprehensive loss                                    $  (716,403)      $(1,985,426)
                                                      -----------------------------

Weighted average number of common shares outstanding   20,511,375        20,363,222
Basic loss per share:
 Loss per share from continuing operations            $     (0.03)      $     (0.09)
 Loss per share from discontinued operations          $     (0.00)      $     (0.00)
 Total loss per share                                 $     (0.03)      $     (0.09)


See accompanying notes to consolidated financial statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE PERIOD ENDED

                                                                      MARCH 31,
                                                         ---------------------------------
                                                             2002                2001
                                                         ---------------------------------
Operating activities
Net loss                                                 $ (716,403)          $(1,887,968)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Loss from discontinued operations                          50,000                     -
  Depreciation and amortization                              46,859                63,302
  Loss on disposal of assets                                      -                71,433
  Minority share of loss                                          -               (45,357)
  Fair value of options granted to non-employees              6,300               127,989
Changes in operating assets and liabilities:
  Receivables                                                (1,552)                3,226
  Receivables - related party                                (1,793)
  Prepaid expenses and other current assets                  15,367                58,152
  Accounts payable and accrued expenses                      23,117                81,749
Net cash used in continuing operations                     (578,105)           (1,527,474)
Net cash used in discontinued operations                    (44,047)              (94,031)
                                                         ----------- --------------------
Net cash used in operating activities                      (622,152)           (1,621,505)
Investing activities
  Purchases of property and equipment                                             (18,882)
  Increase in deposits and other assets                           -              (110,563)
  Advances to related party                                       -              (285,059)
  Other                                                         281                     -
                                                         ----------- --------------------
Net cash provided by / (used In) investing activities           281              (414,504)

Effect of currency rate changes                                   -                (6,205)
Net increase in cash and cash equivalents                  (621,871)           (2,042,214)
Cash and cash equivalents at beginning of period          1,645,450             7,416,966
                                                         ----------- --------------------
Cash and cash equivalents at end of period               $1,023,579           $ 5,374,752
                                                         ----------- --------------------

See accompanying notes to consolidated financial statements.

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for United Leisure Corporation (the "Company" or "we") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 1, 2001. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

Through our subsidiary, United Internet Technologies, Inc. ("UIT"), we have engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1) Intelligent Control Interactive Technology ("I-C-IT"(TM)) ("software") and (2) Digitally Integrated Video Overlay ("Divo"(TM)) ("software"). These technologies enable certain businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices. The condensed consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. All Intercompany transactions and balances have been eliminated.

2. CURRENT DEVELOPMENTS

The Company has experienced operating losses. For the period ended March 31, 2002 the Company had cash and cash equivalents of $1,023,579 and an accumulated deficit of $44,213,149. To conserve its resources, the Company has significantly curtailed all activities are not directly related to its core technology business, reduced its staff to a minimum, and reduced capital expenditure. The Company intends to stop further development of its technologies. The primary objective over the next year will be to market the technologies that were developed and refined during the previous years. This may require additional financing. To accomplish this, the Company may raise additional funding by borrowing money or through a public or private sale of debt or equity securities. Such financing, however, may not be available when and if it is needed, or if available, it may not be available on acceptable terms. If the Company is unable to sell its securities or obtain sufficient financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of the assets, among other possibilities, in order to meet such obligations. If the company doesn't continue as an ongoing concern the amounts shown in the financial statements may not be realized at their stated value. The financial statements have no adjustments recorded for such an event.

3. CONTINGENCIES

On or about February 16, 2001, we terminated the employment contracts of Sonja Mikic and Chris Riley. It is the Company's position that no further compensation or benefits are due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley (Plaintiffs) filed a lawsuit agianst us, UIT, and Brian Shuster (collectively, Defendants) in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiffs asserted causes of action for breach of written employment, tortuous breach of contract, and tortuous interference with contract. Plaintiffs seek compensatory damages in an unspecified amount against Defendants, punitive damages, attorneys' fees, costs of suit, and pre- and post- judgment interest as allowed by law.

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

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the period ended March 31, 2002, we spent most of our time and resources in developing and creating working, price competitive prototypes of products utilizing our newer technologies. Toward the end of 2001 we concluded building several prototypes of such products and prepared supporting material to market the technology to potential strategic partners. It is our intention that we will be able to generate revenues from the sale or licensing of its products and proprietary technologies. We focused our resources primarily on integrating our technologies to the smart toy business sector.

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

Results of Operations

Three Months Period Ended March 31, 2002 Compared to Three Months Period Ended March 31, 2001

Net Revenues. For the three months period ended March 31, 2002, we had no revenues compared to revenues of $3,000 for the three months period ended March 31, 2001, a decrease of $3,000 or 100%. Licensing agreements covering interactive CD-ROMs created for Promo CD, Inc generated the revenues received in 2001. In 2001 the Company shifted its focus to developing its I-C-IT toy technology and did not market the CD-ROM technology as aggressively as it had in the prior year.

Operating Expenses. Total costs and expenses decreased to $671,716 for the three months period ended March 31, 2002 from $2,025,578 for the three months period ended March 31, 2001, a decrease of $1,353,862 or approximately 67%. The decrease is composed of several components including a decrease in personnel, consultant fees, legal, non-cash compensation associated with the issuance of options and overhead.

Selling, general and administrative expenses were $211,442 for the year ended March 31, 2002 compared to $1,168,721 for the three months period ended March 31, 2001, a decrease of $957,279 or approximately 82%. Non-cash compensations from option grants decreased by $121,689 to $6,300 or approximately 95%. Depreciation and amortization for the three months period ended March 31, 2002 was $46,859 compared to $63,302 for the three months period ended March 31, 2001, a decrease of $16,443 or approximately 67%.

For the three months period ended March 31, 2002, we had a net loss of $716,403 including loss from discontinued operations of $50,000, or $0.03 per share, compared with a net loss of $1,887,968 or $0.09 per share for the three months period ended March 31, 2001. The decrease in net loss for the three months period ended March 31, 2002 is primarily attributable to the lack of revenues and expenses.

Liquidity and Capital Resources

For the three months period ended March 31, 2002 we had cash and cash equivalents of $1,023,579 and an accumulated deficit of $44,213,149

    Our future capital requirements will depend on various factors including:

1. The length of time that it takes us to restructure and dispose of our remaining children's recreational facilities and the manner of disposition.
2. The length of time it takes us to get products to the market that generate revenues.
3.  The need to hire additional marketing staff and technical support staff.

We have significantly curtailed all activities that are not directly related to the development and promotion of our core technology business. The results of this management refocus are substantially reduced expenditure levels budgeted for the year 2002. We have budgeted minimum amounts for the purchase of needed assets and reduced capital expenditures.

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

Factors That Could Impact Future Results

We Have a History of Losses and May Not Be Profitable In the Future.

We have sustained operating losses for the last several years from our previous traditional business of children's recreational activities. For the three months period ended March 31, 2002, we had a net loss of $716,403 and an accumulated deficit of $44,213,149. In addition, we have significant working capital, research and development requirements and these needs are expected to continue to be significant.

Our Business May Lack Sufficient Diversification and May Affect Our Ability to Spread the Risk of Any Downturn in the Technology Sector.

Our primary business in 2001 was Research and Development of our hardware and software. These activities are conducted through our wholly owned subsidiary, United Internet Technologies, Inc. (UIT). Our interactive technology business has been our primary business focus since 1998 and our operations from that business are limited in scope and duration. In October 2000, our Board of Directors decided to discontinue our other businesses of (i) children's recreational activities and (ii) making investments in affiliated companies. We intend to dispose of our remaining children's recreational facilities. Therefore, our business is not presentally sufficiently diversified to spread the risk of any downturn in the growth of the Internet or in the development and licensing of our interactive Internet technology.

Our Prospects in the Technology Sector Are Difficult to Forecast Because of Limited Operating History and Capital in our Technology Business.

Our technology subsidiary, UIT, was formed to develop and market our proprietary interactive Internet technology and related products. So far, UIT's operations have been limited to developing, marketing and licensing a small number of applications of our technology. Our success in 2002 depends upon licensing, or selling the technologies developed. If our technologies are not successfully licensed or sold, it could seriously harm our business, results of operations and financial condition.

Future Revenues Are Uncertain.

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the Technology market. The market for our technology is uncertain.

We Will Need Additional Financing

Through UIT, we intend to enter into additional license agreements for our technology. We expect that these license agreements will generate revenue for UIT. However, it is not known whether we will be successful in entering into additional license agreements. If license agreements and other arrangements do not generate enough revenue, we will need to raise capital, possibly through the sale of our stock, stock of UIT, or other securities in public or private offerings. It is not known whether we would be successful in raising additional money in the future.

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

Our copyrights, trademarks, trade secrets and other intellectual property rights are critical to our success. We rely on copyright and trademark laws, trade secret protection, and confidentiality and non-disclosure agreements with our employees and third parties to protect our proprietary rights. We do not know if these steps will be adequate. We do not know if we will be able to obtain trademark registrations for our marks in the United States or other countries. We do not know if third parties will infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual proprietary rights. None of our marks or rights is registered at present. In addition, meaningful copyright and trademark protection may be unenforceable or limited in certain countries. In the future, it is possible that we would have to sue to protect our copyrights, trademarks, trade secrets and other intellectual property rights. We cannot give any assurance as to our ability to enforce our rights or the outcome of any suits to protect those rights.

UIT generally enters into nondisclosure agreements with its employees and consultants. UIT also limits access to and distribution of its software, sensitive documents and other proprietary information. We do not know if the steps taken by UIT to prevent misappropriation of its proprietary information will be successful. If these agreements are breached we do not know if we will have adequate remedies available, or if the agreements themselves would be enforceable. Even with the precautions taken by UIT, it might be possible for a third party to copy, obtain and use, our proprietary information without authorization. It is also possible that competitors will independently develop our trade secrets.

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

Sales of Additional Shares of Our Common Stock Into the Public Market May Cause Our Stock Price to Fall and Dilute Our Stockholders' Interests.

If we raise additional funds by selling common stock or other equity securities, the interests of current stockholders would be diluted. We may also issue common stock, options or warrants to purchase our common stock to provide incentives to officers, employees, consultants, advisors and other people who perform services for us. Stock that is issued when options and warrants are exercised will dilute our present stockholders' ownership percentage in our Company.

Control of Our Company by Certain Stockholders

Brian Shuster - Chairman of the Board, President, and Chief Executive Officer of our Company - and certain of his relatives are principal stockholders of our Company. Harry Shuster, the father of Brian Shuster, owns 25.28% of our common stock, including options exercisable within 60 days, and Brian Shuster owns 4.99% of our common stock, including options exercisable within 60 days. Therefore, Brian Shuster and members of his family have the ability to control the outcome of Company actions requiring the approval of our stockholders. These matters include:

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS
        None

(b)     REPORTS ON FORM 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED LEISURE CORPORATION



By: /s/ Brian Shuster
   --------------------------------------------
President, Chief Executive Officer and Director

Date:  May 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated have signed this report below.

SIGNATURE                                                    TITLE

/s/   BRIAN SHUSTER                            Chairman of the Board, President,
---------------------------------------        Chief Executive Officer and
                                               Chief Financial Officer
Brian Shuster


SIGNATURE                                      TITLE

/s/   BRIAN SHUSTER                            Chairman of the Board, President,
---------------------------------------        Chief Executive Officer,
                                               Principal Financial and
Brian Shuster                                  Accounting Officer)


/s/   BRIAN SHUSTER                            Chairman of the Board, President,
---------------------------------------        Chief Executive Officer, Chief
                                               Financial Officer, Principal
Brian Shuster                                  Financial and Accounting Officer



/s/   BROOKE JOHNSTON, JR.
-----------------------------

J. Brooke Johnston, Jr.                        Director


/s/   VICTOR A. HOLLANDER
-------------------------

Victor A. Hollander                            Director


/s/   GERALD M.CHIZEVER
-----------------------

Gerald M. Chizever                             Director