Form 10QSB
period 2002-06-30
UNITED LEISURE CORP
filed 2002-08-19
CIK 59684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(310) 441-0900
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2002 was 20,511,375 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):    Yes    ☐    No    ☒

UNITED LEISURE CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

i

PART I:    FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this document and the documents incorporated herein by reference, the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That Could Impact Future Results,” included in this report and in our annual report on Form 10-KSB filed on April 1, 2001. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.    FINANCIAL STATEMENTS

UNITED LEISURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591,145	$1,645,450
Receivables	5,707	19,769
Due from related parties	—	5,995
Prepaid expense and other current assets	46,695	117,829

Total current assets	643,547	1,789,043
Property and equipment—net	637,355	731,611
Net assets of discontinued operations	—	38,540
Investment in Grand Havana at fair value—related party	5,800	5,800
Other assets:
Capitalized cost	128,157	128,184
Deposits and other assets	31,693	68,960

Total assets	1,446,552	2,762,138

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	527,278	495,793
Reserve for discontinued operations	565,579	84,885
Reserve for litigation	—	45,000
Due to related parties	—	—

Total current liabilities	1,092,857	625,678
Minority interest	—	4,413
Stockholders’ equity
Preferred stock	—	—
Common stock	204,304	204,304
Additional paid-in capital	45,520,375	45,514,075
Accumulated deficit	(45,338,117)	(43,496,746)
Accumulated other comprehensive loss	(32,867)	(89,586)

Total stockholders’ equity	353,695	2,132,047

Total liabilities and stockholders’ equity	$1,446,552	$2,762,138

UNITED LEISURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$19,779	$—	$22,779
Cost and expenses:
Direct operating expense	275,769	190,351	682,884	855,917
Selling, general and administrative	267,630	1,394,842	479,072	2,563,563
Stock compensation	—	(60,196)	6,300	67,793
Depreciation and amortization	47,424	47,065	94,283	110,367

	590,823	1,572,062	1,262,539	3,597,640

Other income (loss):
Interest income	4,700	49,456	9,507	134,263
Interest expense	(445)	—	(2,380)	—
Other, net	365	13,465	2,806	22,833

Total other income (loss)	4,620	62,921	9,933	157,096

Minority interest in loss	—	(19,070)	—	(59,505)

Loss from continuing operations	(586,203)	(1,470,292)	(1,252,606)	(3,358,260)
Loss from discontinued operations	(538,765)	(100,000)	(588,765)	(100,000)

Net loss	(1,124,968)	(1,570,292)	(1,841,371)	(3,458,260)
Other comprehensive loss:
Unrealized holding loss on securities available for sale	—	24,000	—	(67,253)
Foreign currency translation loss	—	(15,723)	—	(21,928)

Comprehensive loss	$(1,124,968)	$(1,562,015)	$(1,841,371)	$(3,547,441)

Weighted average number of common shares outstanding	20,511,375	20,461,375	20,511,375	20,391,266
Basic loss per share:
Loss per share from continuing operations	$(0.03)	$(0.08)	$(0.06)	$(0.17)
Loss per share from discontinuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Total loss per share	$(0.05)	$(0.08)	$(0.09)	$(0.17)

UNITED LEISURE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED

	June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from Operating activities
Net loss from continuing operations	$(1,841,371)	$(3,458,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	588,765	100,000
Depreciation and amortization	94,283	110,367
Loss on disposal of assets	—	71,433
Bad debt expense	44,293
Minority share of loss	—	(59,505)
Fair value of options granted to non-employees	6,300	67,793
Changes in operating assets and liabilities:
Receivables	(30,231)	5,875
Receivables—related party	5,995
Prepaid expenses and other current assets	66,303	89,721
Accounts payable and accrued expenses	68,616	153,305
Payment for legal settlement	(45,000)	—

Net cash used in continuing operations	(1,042,047)	(2,919,271)
Net cash used in discontinued operations	(12,258)	(251,399)

Net cash used in operating activities	(1,054,305)	(3,170,670)
Cash flows from Investing activities
Purchases of property and equipment	—	(46,413)
Increase in deposits and other assets	—	(115,654)
Advances to related party	—	(285,059)

Net cash used in investing activities	—	(447,126)
Cash flows from Financing Activities
Exercise of options and warrants	—	24,565

Net cash provided by investing activities	—	24,565
Effect of currency rate changes	—	(35,689)

Net decrease in cash and cash equivalents	(1,054,305)	(3,628,920)
Cash and cash equivalents at beginning of period	1,645,450	7,416,966

Cash and cash equivalents at end of period	$591,145	$3,788,046

See notes to condensed consolidated financial statements.

UNITED LEISURE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for United Leisure Corporation (the “Company” or “we”) and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2001. Current and future financial statements may not be directly comparable to the Company’s historical financial statements.

Through our subsidiary, United Internet Technologies, Inc. (“UIT”), we have engaged in the business of developing technologies that allow a wide range of electronic devices, such as smart toys, medical devices, household and business appliances and consumer electronics, to communicate and be controlled over the Internet and over other digital systems, such as cable, television and wireless networks. We have developed two proprietary technologies: (1) Intelligent Control Interactive Technology (“I-C-IT”(TM)) (“software”) and (2) Digitally Integrated Video Overlay (“Divo”(TM)) (“software”). These technologies enable certain businesses to transition their traditional product lines into the interactive world. Our objective is to create solutions for specific business sectors by customizing our I-C-IT platform, allowing these technologies to be embedded in a wide range of electronic devices.

The condensed consolidated financial statements include the accounts of United Leisure Corporation and its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

2.    CURRENT DEVELOPMENTS

The Company has experienced and continues to experience operating losses. For the period ended June 30, 2002 the Company had cash and cash equivalents of $591,145. To conserve its resources, the Company has significantly curtailed all activities that are not directly related to its core technology business, reduced its staff to a minimum, and reduced capital expenditures. The primary objective over the next year will be to market the technologies with strategic partners. This will require additional financing. To accomplish this, the Company will endeavor to raise additional funding by borrowing money or through a public or private sale of debt or equity securities. Such financing, however, may not be available when and if it is needed, or if available, it may not be available on acceptable terms. If the Company is unable to sell its securities or obtain sufficient financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of the assets, among other possibilities, in order to meet such obligations. If the Company doesn’t continue as an ongoing concern the amounts shown in the financial statements may not be realized at their stated value. The financial statements have no adjustments recorded for such an event.

See ITEM 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES” for a description of a proposed $25 million private placement of Common Stock.

As of April, 2002, the Company entered into an Asset Purchase Agreement with Sharp Holding Corporation, a publicly traded corporation based in Houston, Texas (“Sharp”), pursuant to which the Company agreed to sell to Sharp its DIVO technology in exchange for shares of Common Stock of Sharp, constituting approximately 15% of Sharp’s outstanding Common Stock and other considerations, including the assumption of substantial portions of the Company’s overhead costs. Subsequent to the signing of this Agreement and its announcement by Sharp, the market price of Sharp’s Common Stock fell significantly and Sharp has not been able to demonstrate its ability to consummate the transaction. As a result of the fall of the market price of Sharp’s Common Stock, the economic benefit of the transaction to the Company has been materially diminished. Sharp has engaged the Company in discussions as to a possible restructuring of the transaction. On the current basis of the transaction, the Company does not expect it to be consummated.

3.    CONTINGENCIES

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate.

4.    SUBSEQUENT EVENT — PRIVATE PLACEMENT

On July 27, 2002, the Company entered into a Common Stock Purchase Agreement, pursuant to which the Company will sell a control block of its Common Stock for $25 million in cash, or a purchase price of $.50 per share, to Dr. Andreas Ohle, a German investor. After closing, the investor will own approximately 70% of the Company’s outstanding Common Stock. Consummation of the transaction is subject to the satisfaction of certain conditions, including the increase of the Company’s authorized Common Stock to 100,000,000 shares through an Amendment to the Company’s Certificate of Incorporation. A majority of the stockholders of the Corporation have consented to the increase of the authorized shares of Common Stock to enable this transaction to take place. The Company is in the process of mailing an Information Statement to its stockholders to inform them of the proposed amendment to the Certificate of Incorporation as required by Delaware law and the applicable securities laws. The closing of the private placement will occur as soon as the Company is able to comply with the applicable securities laws, anticipated to be on or about September 10, 2002. There can be no assurance that this transaction will be consummated, either in accordance with the provisions of the Common Stock Purchase Agreement or at all. SEE EXHIBIT 10-1.

5.    STOCK OPTIONS

In April 2002, the Company granted 200,000 stock options to a member of the Company’s advisory board, which was granted at the fair market value on the date of grant.

6.    DISCONTINUED OPERATIONS

During the six months ended June 30, 2002 the Company received a three-day notice to pay rent or quit on a facility that the Company had previously vacated. The lease agreement allows the Company to sub-lease the facilities. The Company is making an effort to sublease the facility but the landlord has continued to remove the lease signs. The Company will still continue to attempt to sublease the facility. Since the Company has discontinued these operations and vacated the property the Company has accrued the remaining rental payments due through 2005, or approximately $15,000 per month or $500,000.

During the six months ended June 30, 2002 the Company discontinued the operations of Interactive Internet Technologies, Inc., a German subsidiary. The total loss from operations for the six months ended was $68,188.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

During the period ended June 30, 2002, we spent most of our time and resources in developing and creating working, price competitive prototypes of products utilizing our newer technologies and marketing products and our technology to strategic partners. With our proprietary technology we have developed a line of “Brilliant Toys” that sit next to or on top of a computer monitor and can be programmed to come alive when the user launches AOL, MSN, Yahoo or any Instant Messenger. These toys are actually “network nodes” disguised as toys. They can speak with unlimited vocabulary and can even translate languages through almost any networked environment.

The “Brilliant Toys” can:

•	Communicate with unlimited speech

•	Translate languages

•	Read e-mail

•	Teach the user how to use the computer

•	Move animatronically and speak in sync

•	Read unlimited stories

•	Interact with on-line games

•	Educate

•	Entertain

•	Interact with other toys in other homes over the Internet through IM rooms;

•	Interact with all forms of digital content including videos, television programming, DVD’s and;

•	Be controlled and communicate through wireless communication devices.

The toys can interact with almost all forms of digital content, including real time IM and chat. In fact, users all over the world can chat (Instant Message) in real time and the toys will speak in the recipient’s language. As the toys do this, their mouths and bodies will move in sync with the words.

Within the last several months, UIT has received approvals for patents on several of its core technologies and the first generation of “Brilliant Toys” are expected to be available in September/October of this year.

The Company plans to market these toys in the $19-$25 retail range. The Company expects the first production to will be ready for the fourth quarter of this year. These products together with an on-line portal marry interactivity, entertainment, communication and education in a way that the Company believes has never been done before. The products have the potential to generate retail revenues as well as subsequent additional revenues from the sale of download enhancements for the “Brilliant Toy”. As an example, a user of the Brilliant Toy will be able to go on-line and download new software, including games, educational software, language translation software, and other upgrades. The Company plans to make these downloads available for a price of $4.99 per download.

We have been engaged in multiple negotiations with various potential strategic partners. We have already concluded an arrangement with AOL to bundle the AOL software with our products and to receive revenues from users that sign up to the AOL service that purchase our smart toys. We have received an initial purchase order for our interactive smart toys from AOL which will be sold. They have ordered units from the Company to sell on AOL. The Company has entered into a manufacturing agreement with Harilela Limited of Hong Kong that provides that Harilela Limited will manufacture the UIT “Instant Messaging Buddies” aka Brilliant Toys — plush, robotic animatronic “Brilliant Toy” used in conjunction with personal computers and “Instant Messaging” software.

The first two products that will be made exclusively for AOL are the Looney Tunes Characters, Bugs Bunny and Daffy Duck. These two products will change and enhance the communication experience currently available on most communication networks. The Looney Tunes Interactive Characters are expected to be available in September for delivery for retail and online sales.

Our Technology Business Relies on the Enforcement of Our Intellectual Property Rights.

We have been issued or approved for issuance on the following patents.

1.	The DIVO technology (issued)

2.	The Medical Monitoring Technology (issued)

3.	The I-C-IT Technology (approved and issue fee paid)

4.	System for Remotely Controlling an Animatronics Device in a Chat Environment Utilizing Control Signals Sent by A Remote Device Over The Internet (issued April 9, 2002)

The Company has six applications remaining, we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon the core technology of the Company, the Company believes that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance.

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

Results of Operations

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net Revenues.    For the six month period ended June 30, 2002, we had no revenues compared to revenues of $22,779 for the six month period ended June 30, 2001, a decrease of $22,779 or 100%. Licensing agreements covering interactive CD-ROMs created for Promo CD, Inc. generated the revenues received in 2001. In 2001 the Company shifted its focus to developing its I-C-IT toy technology and did not market the CD-ROM technology as aggressively as it had in the prior year.

Operating Expenses.    Total costs and expenses decreased to $1,262,539 for the six month period ended June 30, 2002 from $3,597,640 for the six month period ended June 30, 2001, a decrease of $ 2,335,101 or approximately 65%. The decrease is a result of several components including a decrease in personnel, consultant fees, legal, non-cash compensation associated with the issuance of options and overhead. The largest decrease was a result of decrease in personnel.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $479,072 for the six months ended June 30, 2002 compared to $2,563,563 for the six months ended June 30, 2001 a decrease of $2,084,491 or approximately 81% primarily due to a decrease in payroll.

Net Loss.    For the six months ended June 30, 2002, we had a net loss of $1,841,371, or $“0.09” per share, including a loss from discontinued operations of $588,765, or $0.03 per share, compared with a net loss of $3,458,260, including a loss from discontinued operations of $100,000 or $0.00 per share for the six months ended June 30, 2001. The decrease in net loss for the six months ended June 30, 2002 is due to restructuring and reducing overhead and expenditures incurred in connection with our continued development of our Internet technology business and related products.

Non-cash expenses.    Non-cash compensation from stock option grants decreased by $61,493 to $6,300 or approximately 91%. Depreciation and amortization for the six months ended June 30, 2002 was $ 94,283 compared to $ 110,367 for the six months ended June 30, 2001, a decrease of $16,084 or approximately 15%.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net Revenues.    For the three months ended June 30, 2002, we had no revenues compared to revenues of $19,779 for the three months ended June 30, 2001, a decrease of $19,779 or 100%. Licensing agreements covering interactive CD-ROMs created for Promo CD, Inc. generated the revenues received in 2001. In 2001 the Company shifted its focus to developing its I-C-IT toy technology and did not market the CD-ROM technology as aggressively as it had in the prior year.

Operating Expenses.    We incurred direct operating expenses of $275,769 for the three months ended June 30, 2002 as compared to $190,351 for the three months ended June 30, 2001. These operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes.

Selling, general and administrative expenses.    We incurred selling, general and administrative expenses of $267,630 for the three months ended June 30, 2002 as compared to $1,394,842 for the three months ended June 30, 2001, a decrease of $1,127,212 or approximately 81%. Our selling, general and administrative expenses consist of payroll, travel, legal and professional and marketing costs to create awareness of our products and to develop business partnerships. The decrease in costs for the three months ended June 30, 2002 relates primarily to decreased payroll costs and legal costs during the period as compared to the comparable period in 2001.

Net Loss.    For the three months ended June 30, 2002, we had a net loss of $1,124,968, or $(0.05) per share, compared with a net loss of $1,570,292 or $(0.08) per share for the three months ended June 30, 2001. The net loss for the three months ended June 30, 2002 is primarily attributable to the lack of any revenues and the continued expenditure of costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

Non-cash expenses.    For the three months ended June 30, 2002, we recorded non-cash compensation from the issuance of stock option grants of $0 as compared to a reversal of $60,196 for the three months June 30, 2001. The reversal/reduction in costs for the three months ended June 30, 2001, resulted from the decrease in the quoted share price for certain option awards accounted for under the variable pricing method, and such reduction offset of previously recorded compensation expense. Depreciation and amortization for the three months ended June 30, 2002 was $47,424 as compared to $47,065 for the comparable period in 2001.

Liquidity and Capital Resources

For the six months ended June 30, 2002 we had cash and cash equivalents of $591,145 and an accumulated deficit of $45,338,117.

Our future capital requirements will depend on various factors including:

1.
The length of time that it takes us to dispose of our remaining children’s recreational facilities and the manner of disposition. We have closed two of the three of the Planet Kids facilities. There is one facility remaining for which the Company is responsible for rents. We are trying to sublease the facility but we are having difficulty working with the landlord.

2.	The length of time it takes us to get products to the market that generate revenues.

3.	The need to hire additional marketing staff and technical support staff.

4.	Our ability to consumate new relationships with stratesic partners.

We have significantly curtailed all activities that are not directly related to the development and promotion of our core technology business. The results of this management refocus are substantially reduced expenditure levels budgeted for the year 2002. We have budgeted minimum amounts for the purchase of needed assets and reduced capital expenditures.

The market for our technology is uncertain. If the company does not raise additional financing or does not generate future sales, the Company will not be able to survive past the end of the year.

Private Placement

On July 27, 2002, the Company entered into a Common Stock Purchase Agreement, pursuant to which the Company will sell a control block of its Common Stock for $25 million in cash, for a purchase price of $.50 per share, to Dr. Andreas Ohle, a German investor. After closing, the investor will own approximately 70% of the Company’s outstanding Common Stock. Consummation of the transaction is subject to the satisfaction of certain conditions, including the increase of the Company’s authorized Common Stock to 100,000,000 shares through an Amendment to the Company’s Certificate of Incorporation. A majority of the stockholders of the Corporation have consented to the increase of the authorized shares of Common Stock to enable this transaction to take place. The Company is in the process of mailing an Information Statement to its stockholders to inform them of the proposed amendment to the Certificate of Incorporation as required by Delaware law and the applicable securities laws. The closing of the private placement will occur as soon as the Company is able to comply with the applicable securities laws, anticipated to be on or about September 10, 2002. There can be no assurance that this transaction will be consummated, either in accordance with the provisions of the Common Stock Purchase Agreement or at all. SEE EXHIBIT 10-1.

Factors That Could Impact Future Results

There is doubt about our ability to continue as a going concern.

We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances have continued to decline since December 31, 2001, and we expect to experience further declining balances. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

See ITEM 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES” for a description of a proposed $25 million private placement of Common Stock.

We Have a History of Losses and May Not Be Profitable In the Future.

For the three months ended June 30, 2002, we had a net loss of $1,124,968 and an accumulated deficit of $45,338,117. In addition, we have significant working capital requirements for marketing and selling our technologies, and these needs are expected to continue to be significant. Accordingly we will continue to experience additional losses in fiscal 2002.

Our Business May Lack Sufficient Diversification and May Affect Our Ability to Spread the Risk of Any Downturn in the Technology Sector.

Our primary business in 2001 and 2002 was research and development of our I-C-IT hardware and software. These activities are conducted through our wholly owned subsidiary, United Internet Technologies, Inc. (UIT). Our interactive technology business has been our primary business focus since 1998 and our operations from that business are limited in scope and duration. In October 2000, our Board of Directors decided to discontinue our other businesses of (i) children’s recreational activities and (ii) making investments in affiliated companies. We have disposed of two of the three children’s recreational facilities. We have one facility left and are in the process of trying to sublease the facility. Therefore, our business is not presently sufficiently diversified to spread the risk of any downturn in the growth of the Internet or in the development and licensing of our interactive Internet technology.

We Will Need Additional Financing

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the technology market. Through UIT, we intend to sell products incorporating our technologies and/or enter into additional license agreements for our technology. We expect that these license agreements will generate revenue for UIT. However, it is not known whether we will be successful in entering into additional license agreements. If license agreements and other arrangements do not generate enough revenue, we will need to raise capital, possibly through the sale of our stock, stock of UIT, or other securities in public or private offerings. It is not known whether we would be successful in raising additional money in the future.

If the investor fails to fund the $25 million dollar private placement or we are unable to obtain other financing on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenue from sales of our product, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors, and we may not be able to survive past year end.

See ITEM 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES” for a description of a proposed $25 million private placement of Common Stock.

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

Our Technology May Not Be Commercially Accepted, Which Will Adversely Affect Our Revenues and Profitability.

Our technology subsidiary, UIT, was formed to develop and market our proprietary interactive Internet technology and related products. So far, UIT’s operations have been limited to developing, marketing and licensing a small number of applications of our technology. Our ability to successfully compete in the online entertainment and smart toy sectors, as well as the healthcare and medical monitoring device sectors, establish brand recognition, and compete effectively depend upon many factors, including broad commercial acceptance of products embedded with our technology. The commercial success of products embedded with our technology depends upon the quality and acceptance of other competing products and technologies, capabilities of our competitors to provide more widely accepted products and technologies, our ability to secure licensing agreements with third parties, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure that new products embedded with our technology will achieve significant market acceptance or will generate significant revenue. If we are unable to license our technology to third parties or the marketplace does not broadly accept our products embedded with our technology, our results of operations and financial condition could be materially and adversely affected.

Our Growth and Operating Results Will Be Impaired if the Internet and Online Commerce Industries Do Not Continue to Grow.

Our ability to earn revenue from our Internet products depends in part upon increased acceptance of the Internet as a medium for “e-commerce” by consumers. The Internet may not develop into a viable commercial marketplace as quickly as some industry estimates suggest. E-commerce on the Internet may not develop to the extent anticipated. Rapid growth and interest in the Internet and other online services is a recent development. We do not know if the use of the Internet for e-commerce will continue to develop or that a large enough number of consumers will use the Internet and other online services for e-commerce. Because global commerce on the Internet is still new and evolving, we cannot predict the extent to which the Internet will be a viable commercial marketplace. In addition, there are several factors that could have an impact on the growth of e-commerce. These include:

•	security

•	reliability of service

•	cost of Internet access

•	how easy it is to use the Internet or e-commerce features on the Internet

•	how easy it is to gain access to the Internet

•	quality of service

•	delays in developing new standards and protocols to handle increased Internet traffic

•	increased governmental regulation

Slow growth of e-commerce on the Internet for these or any other reasons could have a material adverse effect on our business, results of operations and financial condition.

We depend upon Web browsers, Internet Service Providers and Online Service Providers to allow Internet users to access UIT’s own Web sites and Web sites of UIT’s licensees. From time to time, users may experience difficulties accessing or using Web sites due to system failures or delays, which are not related to UIT’s systems. These difficulties may negatively affect audio and video quality or result in interruption of video delivery. Any significant delays or failure of service could reduce the attractiveness of our technology and applications to our licensees, users, advertisers and content providers. Any of these events could seriously harm our business, results of operations and financial condition.

Our Technology Business Faces Security Risks.

Even though we employ security measures, UIT’s Web sites and the Web sites of UIT’s licensees may be vulnerable to unauthorized access, computer viruses, Trojan horses, worms and other disruptions. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in UIT’s or its licensees’ Internet operations. Internet Service Providers and Online Service Providers have experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, their own current and former employees or others. We may be required to spend significant capital or other resources to protect against the threat of security breaches or to solve problems caused by these sorts of security breaches. Although UIT intends to continue to implement industry-standard security measures, we do not know if the measures implemented by UIT will be circumvented in the future. Eliminating computer viruses, Trojan horses and worms and solving other security problems may require interruptions or delays in service to users who access UIT’s or its licensees’ Web sites. Any of these things could seriously harm our business, results of operations and financial condition.

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

Burdensome Government Regulation and Legal Uncertainties Could Impair Our Results of Operations.

It is likely that new laws and regulations will be adopted in the United States and elsewhere covering a wide range of Internet-related issues. This could include broadcast license fees, music licensing, copyrights, privacy, pricing, sales taxes, and characteristics and quality of Internet services. It is also possible that laws could be passed that may apply to us in the areas of content, network security, encryption, privacy protection, electronic authentication or “digital” signatures, illegal and harmful content, access charges and re-transmission activities. If restrictive laws or regulations are adopted, it could slow Internet growth. If certain laws or regulations apply to us and the type of technology business or service we provide, it could expose us to significant liabilities associated with the content on UIT’s Web sites, and possibly for the content on the Web sites of UIT’s licensees. We do not know if laws will be adopted that apply to our business on the Internet. If such laws and regulations are adopted, we do not know if they will affect our business. Any new legislation or regulation or enforcement of existing laws and regulations could limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.

Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

Congress enacted the Communications Decency Act in 1996. The U.S. Supreme Court ruled that certain sections of that Act which would have imposed criminal penalties on anyone distributing “indecent” material to minors over the Internet were unconstitutional. We do not know if similar laws will be adopted and upheld. Even though we do not currently distribute the types of materials on the Internet that the Act may have considered illegal, we do not know how any future laws or regulations regarding decency might be interpreted. In addition to the potential for liability, these types of laws could also damage the growth of the Internet generally, which would have the effect of decreasing the demand for our technology and its applications. Any of these developments could seriously harm our business, results of operations and financial condition. So far, we have not required our licensees to indemnify us for this type of liability and we do not have insurance for this type of liability.

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

Our Technology Business Relies on the Enforcement of Our Intellectual Property Rights.

We have been issued or approved for issuance on the following patents.

1.	The DIVO technology (issued)

2.	The Medical Monitoring Technology (issued)

3.	The I-C-IT Technology (approved and issue fee paid)

4.	System for Remotely Controlling an Animatronics Device in a Chat Environment Utilizing Control Signals Sent by A Remote Device Over The Internet (issued April 9, 2002)

The Company has six applications remaining, we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon the core technology of the Company, the Company believes that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance.

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

UIT generally enters into nondisclosure agreements with its employees and consultants. UIT also limits access to and distribution of its software, sensitive documents and other proprietary information. We do not know if the steps taken by UIT to prevent misappropriation of its proprietary information will be successful. If these agreements are breached we do not know if we will have adequate remedies available, or if the agreements themselves would be enforceable. Even with the precautions taken by UIT, it might be possible for a third party to copy, obtain and use our proprietary information without authorization. It is also possible that competitors will independently develop our trade secrets.

Sales of Additional Shares of Our Common Stock Into the Public Market May Cause Our Stock Price to Fall and Dilute Our Stockholders’ Interests.

If we raise additional funds by selling common stock or other equity securities, the interests of current stockholders would be diluted. We may also issue common stock, options or warrants to purchase our common stock to provide incentives to officers, employees, consultants, advisors and other people who perform services for us. Stock that is issued when options and warrants are exercised will dilute our present stockholders’ ownership percentage in our Company.

Control of Our Company by Certain Stockholders

Brian Shuster—Chairman of the Board, President, and Chief Executive Officer of our Company—and certain of his relatives are principal stockholders of our Company. Harry Shuster, the father of Brian Shuster, owns 25.28% of our common stock, including options exercisable within 60 days, and Brian Shuster owns 4.99% of our common stock, including options exercisable within 60 days. Therefore, Brian Shuster and members of his family have the ability to influence the outcome of Company actions requiring the approval of our stockholders. These matters include:

•	election of directors

•	mergers, sales of all or most of our assets; or

•	other change of control of our Company.

See ITEM 2, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES” for a description of a proposed $25 million private placement of Common Stock, the confirmation of which will constitute a change of control of the Company.

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

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about February 16, 2001, we terminated the Employment Agreements of Sonja Mikic and Chris Riley, taking the position that no further compensation or benefits were due under those contracts. On or about February 28, 2001, Sonja Mikic and Christopher Riley (Plaintiffs) filed a lawsuit against, us, UIT and Brian Shuster (collectively Defendants) in the Superior Court of the State of California for the County of Los Angeles, West District. Plaintiff’s asserted causes of action for breach of written employment agreement, tortious breach of contract and tortious interference with contract. Plaintiffs sought compensatory damages of an unspecified amount against Defendants, punitive damages, attorneys’ fees, cost of suit and pre and post-judgment interest as allowed by law. The parties to this lawsuit have entered into a settlement agreement pursuant to which the matter has been settled at net cost to the Company, after insurance, of approximately $45,000.00. In connection with the settlement, the Plaintiffs cancelled all outstanding stock options of the Company that had been issued to them and agreed that all other agreements which they had with the Company were void.

During the six months ended June 30, 2002 the Company received a three-day notice to pay rent or quit on a facility that the Company had previously vacated. The lease agreement allows the Company to sub-lease the facilities, although the Company has had difficulty working with the landlord to find a subtenant. Since the Company has discontinued these operations and vacated the property the Company has accrued the remaining rental payments due through 2005, or approximately $15,000 per month or $500,000.

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

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10-1.	Common Stock Purchase Agreement dated as of July 27, 2002 between the Company and Dr. Andreas Ohle.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 19, 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on FORM 8-K on July 23, 2002 to report a change in its independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED LEISURE CORPORATION

By:	Brian Shuster
President, Chief Executive Officer

Date:    August 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated have signed this report below.

Signature	Title

/s/ BRIAN SHUSTER Brian Shuster Chairman of the Board, President	President and Chief Executive Officer