Form 10QSB/A
period 2002-03-31
UNITED LEISURE CORP
filed 2002-08-20
CIK 59684

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED LEISURE CORPORATION


Date        8/19/02                         By          /s/ BRIAN SHUSTER
     -----------------------                   ---------------------------------
                                                           Brian Shuster
                                                Chairman of the Board, President
                                                   and Chief Executive Officer