Form 10QSB/A
period 2002-06-30
UNITED LEISURE CORP
filed 2002-08-20
CIK 59684

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

The Company plans to market these toys in the $19-$25 retail range. The Company expects the first production will be ready for the fourth quarter of this year. These products together with an on-line portal marry interactivity, entertainment, communication and education in a way that the Company believes has never been done before. The products have the potential to generate retail revenues as well as subsequent additional revenues from the sale of download enhancements for the “Brilliant Toys”. As an example, a user of a Brilliant Toy will be able to go on-line and download new software, including games, educational software, language translation software, and other upgrades. The Company plans to make these downloads available for a price of $4.99 per download.

We have been engaged in multiple negotiations with various potential strategic partners. We have already concluded an arrangement with AOL to bundle the AOL software with our products and to receive revenues from users that sign up to the AOL service that purchase our smart toys. We have received an initial purchase order for our interactive smart toys from AOL which will be sold on AOL. The Company has entered into a manufacturing agreement with Harilela Limited of Hong Kong that provides that Harilela Limited will manufacture the UIT “Instant Messaging Buddies” — plush, robotic animatronic “Brilliant Toys” used in conjunction with personal computers and “Instant Messaging” software.

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

Net Loss.    For the six months ended June 30, 2002, we had a net loss of $1,841,371, or $(0.09) per share, including a loss from discontinued operations of $588,765, or $(0.03) per share, compared with a net loss of $3,458,260, including a loss from discontinued operations of $100,000 or $0.00 per share for the six months ended June 30, 2001. The decrease in net loss for the six months ended June 30, 2002 is due to restructuring and reducing overhead and expenditures incurred in connection with our continued development of our Internet technology business and related products.

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