Form 10QSB
period 2002-09-30
UNITED LEISURE CORP
filed 2002-11-19
CIK 59684

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to _______________.

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of the Registrant's Common Stock outstanding as of November 14, 2002 was 20,511,375 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

===============================================================================

                           UNITED LEISURE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements........................................4

                  Condensed Consolidated Balance Sheet as of
                  September 30, 2002 (Unaudited) and
                  December 31, 2001 (audited).................................4

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 2002 and 2001 (Unaudited).....................5

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2002
                  and 2001 (Unaudited)........................................6

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited).................................................7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............11

         ITEM 3.  Control and Procedures.....................................23

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..........................................24

         ITEM 2.  Changes in Securities......................................24

         ITEM 3.  Defaults Upon Senior Securities............................24

         ITEM 4.  Submission of Matters to a Vote of Security Holders........24

         ITEM 5.  Other Information..........................................24

         ITEM 6.  Exhibits and Reports on Form 8-K...........................24

Signatures.................................................................. 25

Certifications...............................................................26

                          PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about our plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this document and the documents incorporated herein by reference, the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or similar expressions are intended to identify, in certain circumstances, forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Although it is not possible to itemize all of the factors and specific events that could affect the outlook of a technology company like ours operating in a competitive environment, factors that could significantly impact expected results include: the acceptance of our technology; the effect of national and local economic conditions; our outstanding indebtedness; the loss of key employees; competition from technologies developed by other companies; the ability to attract and retain employees; delays in completing the development of our new products caused by a lack of capital or external causes beyond our reasonable control; and the ability to identify and consummate relationships with strategic partners, as well as risks set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Future Results," included in this report and in our annual report on Form 10-KSB filed on April 1, 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Quarterly Report on Form 10-QSB. We do not intend to update any forward-looking statements, and we hereby disclaim any obligation to update such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS


           UNITED LEISURE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                         September 30,     December 31,
                                                                             2002              2001
                                                                          (unaudited)       (audited)
                                                                         -------------    -------------
Assets
Current assets:
    Cash and cash equivalents                                            $    80,448      $  1,645,450
    Receivables                                                                    -            19,769
    Due from related parties                                                       -             5,995
    Prepaid expense and other current assets                                  56,295           117,829
                                                                         -------------    -------------
    Total current assets                                                     136,743         1,789,043

Property and equipment - net                                                 120,261           731,611

Net assets of discontinued operations                                              -            38,540

Investment in Grand Havana at fair value - related party                       5,800             5,800

Other assets:
    Capitalized cost                                                         146,834           128,184
    Deposits and other assets                                                 38,976            68,960
                                                                         -------------    -------------
Total                                                                    $   448,614      $  2,762,138
                                                                         =============    =============
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                $   626,670      $    495,793
    Reserve for discontinued operations                                      565,579            84,885
    Reserve for litigation                                                         -            45,000
    Due to related parties                                                         -                 -
                                                                         -------------    -------------
    Total current liabilities                                              1,192,249           625,678

Minority interest                                                                  -             4,413

Stockholders' equity (deficit)
    Preferred stock, $100 par value; authorized - 100,000 shares;                  -                 -
       issued and outstanding - none
    Common stock, $0.01 par value; authorized - 30,000,000 shares;           204,304           204,304
       issued and outstanding, 20,511,375 shares in 2002 and 2001
    Additional paid-in capital                                            45,520,375        45,514,075
    Accumulated deficit                                                  (46,435,447)      (43,496,746)
    Accumulated other comprehensive loss                                     (32,867)          (89,586)
                                                                         -------------    -------------
    Total stockholders' equity (deficit)                                    (743,635)        2,132,047
                                                                         -------------    -------------
Total                                                                    $   448,614      $  2,762,138
                                                                         =============    =============


See accompanying Notes to Condensed Consolidated Financial Statements

UNITED LEISURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      2002              2001             2002             2001
                                                  (unaudited)       (unaudited)      (unaudited)       (unaudited)
                                                 -------------     --------------   --------------    -------------
Revenue - licensing fees                         $          -      $      2,095      $          -     $     24,874

Cost and expenses:
   Direct operating expense                           439,001           285,190         1,121,885        1,141,107
   Selling, general and administrative                112,391           762,450           591,463        3,326,013
   Stock compensation                                       -           (26,000)            6,300           41,793
   Depreciation and amortization                       47,094            56,666           141,377          167,033
                                                 -------------     -------------     -------------    -------------
                                                      598,486         1,078,306         1,861,025        4,675,946
                                                 -------------     -------------     -------------    -------------
Other income (loss):
   Interest income                                      1,088            29,468            10,595          163,731
   Interest expense                                       (16)                -            (2,396)               -
   Loss on impairment of fixed assets                (500,000)                -          (500,000)               -
   Other, net                                              84             3,536             2,890           26,368
                                                 -------------     -------------     -------------    -------------
   Total other income (loss)                         (498,844)           33,004          (488,911)         190,099
                                                 -------------     -------------     -------------    -------------
Minority interest in loss                                   -            30,683                 -          (90,188)
                                                 -------------     -------------     -------------    -------------
Loss from continuing operations                    (1,097,330)       (1,012,524)       (2,349,936)      (4,370,785)
Loss from discontinued operations                           -          (365,000)         (588,765)        (465,000)
                                                 -------------     -------------     -------------    -------------
Net loss                                           (1,097,330)       (1,377,524)       (2,938,701)      (4,835,785)

Other comprehensive loss:
   Unrealized holding loss on securities
      available for sale                                    -           (28,833)                -          (96,086)
   Foreign currency translation loss                        -               945                 -          (20,983)
                                                 -------------     -------------     -------------    -------------
Comprehensive loss                               $ (1,097,330)     $ (1,405,412)     $ (2,938,701)    $ (4,952,854)
                                                 =============     =============     =============    =============

Weighted average number of common shares
   outstanding                                     20,511,375        20,511,375        20,511,375       20,419,027
Basic loss per share:
   Loss per share from continuing operations     $      (0.05)     $      (0.05)     $      (0.11)    $      (0.21)
   Loss per share from discontinued operations   $          -      $      (0.02)     $      (0.03)    $      (0.02)
   Total loss per share                          $      (0.05)     $      (0.07)     $      (0.14)    $      (0.23)


See accompanying Notes to Condensed Consolidated Financial Statements

UNITED LEISURE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED
(Unaudited)

                                                                        SEPTEMBER 30,
                                                                  2002                2001
                                                               (unaudited)         (unaudited)
                                                              -------------       -------------
Cash flows from operating activities
Net loss                                                      $ (2,938,701)       $ (4,835,785)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from discontinued operations                            588,765             465,000
      Loss on impairment of fixed assets                           500,000
      Depreciation and amortization                                141,377             167,033
      Loss on disposal of assets                                         -             110,538
      Bad debt expense                                              62,140
      Minority share of loss                                             -             (90,188)
      Fair value of options granted to non-employees                 6,300              41,793
Changes in operating assets and liabilities:
      Receivables                                                  (42,371)             16,435
      Receivables - related party                                    5,995
      Prepaid expenses and other current assets                     56,703              83,467
      Deposit and other assets                                      (7,283)
      Accounts payable and accrued expenses                        168,008             174,699
      Reserve for litigation                                       (45,000)                  -
                                                              -------------       -------------
Net cash used in continuing operations                          (1,504,067)         (3,867,008)
Net cash used in discontinued operations                           (12,258)           (553,066)
                                                              -------------       -------------
Net cash used in operating activities                           (1,516,325)         (4,420,074)

Cash flows from Investing activities
      Purchases of property and equipment                          (30,027)            (51,635)
      Increase in deposits and other assets                        (18,650)           (143,825)
      Advances to related party                                          -            (285,059)
                                                              -------------       -------------
Net cash used in investing activities                              (48,677)           (480,519)

Cash flows from Financing Activities
      Exercise of options and warrants                                   -              24,565
                                                              -------------       -------------
Net cash provided by investing activities                                -              24,565
Effect of currency rate changes                                          -             (33,583)
                                                              -------------       -------------
Net increase in cash and cash equivalents                       (1,565,002)         (4,909,611)
Cash and cash equivalents at beginning of year                   1,645,450           7,416,966
                                                              -------------       -------------
Cash and cash equivalents at end of year                      $     80,448        $  2,507,355
                                                              =============       =============


See accompanying Notes to Condensed Consolidated Financial Statements

                   UNITED LEISURE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for United Leisure Corporation (the "Company" or "we") and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002. Current and future financial statements may not be directly comparable to the Company's historical financial statements.

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

Going Concern Issues

In connection with the audit for the year ended December 31, 2001, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company's December 31, 2001 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

2. CURRENT DEVELOPMENTS

The Company has experienced and continues to experience operating losses. For the period ended September 30, 2002, the Company had cash and cash equivalents of $80,448. To conserve its resources, the Company has significantly curtailed all activities that are not directly related to its core technology business, reduced its staff to a minimum, and reduced capital expenditures. The primary objective will be to continue to market the Company's proprietary technologies to potential strategic partners. This will require additional financing. To accomplish this, the Company will endeavor to raise additional funding by borrowing money or through a public or private sale of debt or equity securities. Such financing, however, may not be available when and if it is needed, or if available, it may not be available on acceptable terms. If the Company is unable to sell its securities or obtain sufficient financing to meet its working capital needs and to repay indebtedness as it becomes due, the Company may have to consider such alternatives as selling or pledging portions of the assets, among other possibilities, in order to meet such obligations. If the Company does not continue as an ongoing concern, the amounts shown in the financial statements may not be realized at their stated value. The financial statements have no adjustments recorded for such an event.

See Note 4 for a description of a proposed $25 million private placement of Common Stock.

3. CONTINGENCIES

In the normal course of business, we are subject to various claims and legal actions. We believe that we will not be adversely materially affected by the ultimate outcome of any of these matters, either individually or in the aggregate.

4. PRIVATE PLACEMENT

On July 27, 2002, the Company entered into a Common Stock Purchase Agreement, pursuant to which, upon closing, the Company will sell a control block of its Common Stock for $25 million in cash, or a purchase price of $.50 per share, to Dr. Andreas Ohle, a German investor. After closing, the investor will own approximately 70% of the Company's outstanding Common Stock. Consummation of the transaction is subject to the satisfaction of certain conditions, including the increase of the Company's authorized Common Stock to 100,000,000 shares through an Amendment to the Company's Certificate of Incorporation. The majority of the stockholders of the Company have consented to the increase of the authorized shares of Common Stock to enable this transaction to take place. The Company will mail an Information Statement to its stockholders to inform them of the proposed amendment to the Certificate of Incorporation as required by Delaware law and the applicable securities laws once the funds have been sent to an escrow account. The closing of the private placement will occur as soon as the Company is able to comply with the applicable securities laws. As of November 19, 2002, the private placement has not yet closed and the Company has received no funding. The Company has had continued assurances in writing from the investor that he indeed will fund this placement. We do not believe that Dr. Ohle will follow through with his signed agreement, and as a backup, the company is seeking other sources of funding. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

5. DISCONTINUED OPERATIONS

During the nine months ended September 30, 2002, the Company received a three-day notice to pay rent or quit on a facility that the Company had previously vacated. The lease agreement allows the Company to sub-lease the facilities; although the Company is making an effort to sublease the facility, the landlord has continued to remove the lease signs. The Company will still continue to attempt to sub-lease the facility. Since the Company has discontinued these operations and vacated the property, the Company has accrued the remaining rental payments due through 2005, or approximately $15,000 per month or $500,000.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. During the quarter ended September 30, 2002, the Company has impaired its property and equipment by $500,000. The Company will continue to review its long lived assets for impairment in future periods.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

7. SUBSEQUENT EVENTS

On October 9, 2002, the Company announced that its wholly owned subsidiary, United Internet Technologies had executed a strategic agreement with Los Angeles-based NYKO Technologies to develop peripheral products that will incorporate UIT's proprietary technology and integrate with video game platforms. On November 15, 2002, NYKO sent UIT a letter advising UIT that it will not follow through with its contractual obligations. The arrangement called for NYKO to fund development and distribute UIT's second generation of Brilliant Toys that connect to video game platforms. The letter from NYKO informed the Company that they would not move forward unless UIT agrees to participate in the development phase, and that UIT can prove that the product will be successful. The letter to UIT is completely contradictory to the terms signed in the agreement, and UIT will seek legal counsel to make sure that the agreement is enforced.

On November 11, 2002, AOL picked up delivery of the first order of UIT's product. Based on the Purchase Order, UIT expects to receive payment within 30 days after delivery.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

During the period ended September 30, 2002, we spent most of our time and resources in developing and creating working, price competitive prototypes of products utilizing our newer technologies and marketing products and our technology to potential strategic partners. With our proprietary technology we have developed a line of "Brilliant Toys" that sit next to or on top of a computer monitor and can be programmed to come alive when the user launches AOL, MSN, Yahoo or any Instant Messenger. These toys are actually "network nodes" disguised as toys. They can speak with unlimited vocabulary and can even translate languages through almost any networked environment.

The "Brilliant Toys" can:

     o    Communicate with unlimited speech

     o    Translate languages

     o    Read e-mail

     o    Teach the user how to use the computer

     o    Move animatronically and speak in sync

     o    Read unlimited stories

     o    Interact with on-line games

     o    Educate

     o    Entertain

     o Interact with other toys in other homes over the Internet through IM rooms

     o Interact with all forms of digital content including videos, television programming, DVD's, and mobile phones

     o    Be controlled and communicate through wireless communication devices.

The toys can interact with almost all forms of digital content, including real time IM and chat. In fact, users all over the world can chat (Instant Message) in real time and the toys will speak in the recipient's language. As the toys do this, their mouths and bodies will move in sync with the words.

Within the last several months, we have received approvals for patents on several of our core technologies and the first generation of "Brilliant Toys." In November of this year, we shipped our first purchase order for 10,000 units to AOL and AOL accepted delivery on November 11, 2002. We expect to receive payment for this order within 30 days from the date of delivery. The product will be available on November 26, 2002, for sale on AOL.

AOL plans to market these toys in the $19-$25 retail range per toy. These toys together with an on-line portal, marry interactivity, entertainment, communication and education in a way that we believe has never been done before. The toys have the potential to generate retail revenues as well as subsequent additional revenues from the sale of download enhancements for the "Brilliant Toy." As an example, a user of the "Brilliant Toy" will be able to go on-line and download new software, including games, educational software, language translation software and other upgrades. We plan to make these downloads available for a price of $4.99 per download. AOL is preparing a site dedicated to these technologies. The site will be on the AOL Kids Only section. The software downloads will be available for free at first.

We have been engaged in multiple negotiations with various other potential strategic partners. We have already concluded an arrangement with AOL to bundle the AOL software with our products and to receive revenues from users that sign up for the AOL service that purchase our "Brilliant Toys."

The first two products that will be made exclusively for AOL are the Looney Tunes Characters, Bugs Bunny and Daffy Duck. The Looney Tunes Interactive Characters are expected to be available on November 26, 2002, for sale on AOL. The product was scheduled to release earlier, but was delayed due to the port strike in Los Angeles.

OUR TECHNOLOGY BUSINESS RELIES ON THE ENFORCEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS.

We have been issued or approved for issuance on the following patents:

1.   The DIVO technology (issued)

2.   The Medical Monitoring Technology (issued)

3.   The I-C-IT Technology (approved and issue fee paid)

4. System for Remotely Controlling an Animatronics Device in a Chat Environment Utilizing Control Signals Sent by A Remote Device Over The Internet (issued)

We have six applications remaining; we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon our core technology, we believe that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance.

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

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time of delivery.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective April 1, 2000. SAB No. 101 has not had a material effect on the Company's revenue recognition and results of operations.

EARNINGS PER SHARE

Basic Earning Per Share (EPS) is calculated by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except the denominator is increased to include the number of additional common shares outstanding if the dilutive potential common shares (securities such as options, warrants, convertible securities, or contingent stock agreements) had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of diluted EPS shall not assume conversion, exercise, or that the contingent issuance of securities would have an antidilutive effect on EPS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES. For the three months ended September 30, 2002, we had no revenues compared to revenues of $2,095 for the three months period ended September 30, 2001, a decrease of $2,095 or 100%. Licensing agreements covering interactive CD-ROMs created for Promo CD, Inc. generated the revenues received in 2001. In 2001, we shifted our focus to developing our I-C-IT toy technology and did not market the CD-ROM technology as we had in the prior year.

OPERATING EXPENSES. We incurred direct operating expenses of $439,001 for the three months ended September 30, 2002 as compared to $285,190 for the three months ended September 30, 2001. These operating expenses primarily consist of payroll and consulting costs incurred in the development of our technologies and prototypes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred selling, general and administrative expenses of $112,391 for the three months ended September 30, 2002 as compared to $762,450 for the three months ended September 30, 2001, a decrease of $650,059 or approximately 85%. Our selling, general and administrative expenses consist of payroll, travel, legal, accounting and other professional costs. The decrease in costs relates primarily to decreased payroll costs and legal costs during the period as compared to the comparable period in 2001.

LOSS ON IMPAIRMENT ON FIXED ASSETS. For the three months ended September 30,2002, we incurred an impairment expense of $500,000 compared with an expense of $0 for the three months ended September 30, 2001. This was as a result of an impairment review by management of property and equipment.

NET LOSS. For the three months ended September 30, 2002, we had a net loss of $1,097,330, or $0.05 per share, compared with a net loss of $1,405,412 or $0.07 per share for the three months ended September 30, 2001. The net loss for the three months ended September 30, 2002, is primarily attributable to the lack of revenues and the continued expenditure of costs and expenses incurred in connection with our continued development of our Internet technology business and related products.

NON-CASH EXPENSES. For the three months ended September 30, 2002, non-cash compensation from stock option grants was $0 compared to $-26,000 for the three months ended September 30, 2001. Depreciation and amortization for the three months ended September 30, 2002 was $47,094 compared to $56,666 for the three months ended September 30, 2001, a decrease of $9,572 or approximately 17%.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET REVENUES. For the nine months ended September 30, 2002, we had no revenues compared to revenues of $24,874 for the nine months ended September 30, 2001, a decrease of $24,874 or 100%. Licensing agreements covering interactive CD-ROMs created for Promo CD, Inc.

generated the revenues received in 2001. In 2002 we shifted our focus to developing our I-C-IT toy technology and did not market the CD-ROM technology as we had in the prior year.

OPERATING EXPENSES. The direct expenses decreased to $1,121,885 for the nine months ended September 30, 2002 from $1,141,107 for the nine months period ended September 30, 2001, a decrease of $19,222 or approximately 2%. The decrease is a result of several components including a decrease in personnel, consultant fees, legal, and overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The expenses were $591,463 for the nine months ended September 30, 2002 compared to $3,326,013 for the nine months ended September 30, 2001, a decrease of $2,734,550 or approximately 82%, primarily due to a decrease in payroll.

NET LOSS. For the nine months period ended September 30, 2002, we had a net loss of $2,938,701 or $0.11 per share, including a loss from discontinued operations of $ 588,765 or $0.03 per share, compared with a net loss of $4,835,785, including a loss from discontinued operations of $465,000 or $0.00 per share for the nine months ended September 30, 2001. The decrease in net loss for the nine months period ended September 30, 2002, is due to restructuring and reducing overhead and expenditures incurred in connection with our continued development of our Internet technology business and related products.

NON-CASH EXPENSES. For the nine months ended September 30, 2002, non-cash compensation from stock option grants was decreased from $41,793 to $6,300 or approximately 85%. Depreciation and amortization for the nine months ended September 30, 2002 was $141,377 compared to $167,033 for the nine months ended September 30, 2001, a decrease of $ 25,656 or approximately 15%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, we had cash and cash equivalents of $80,448 and an accumulated deficit of $46,435,447.

Our future capital requirements will depend on various factors including:

1. The length of time that it takes us to dispose of our remaining children's recreational facility and the manner of disposition. We have closed two of the Planet Kids facilities. There is one facility remaining for which the we are responsible for rents. Since we have discontinued these operations and vacated the property we have accrued the remaining rental payments due through 2005, or approximately $15,000 per month or $500,000.

2. We tried to sublease the facility but we had trouble working with the landlord.

3. The length of time it takes us to get products to the market that generate revenues.

4.   The need to hire additional marketing staff and technical support staff.

5.   Our ability to consummate new relationships with strategic partners.

We have significantly curtailed all activities that are not directly related to the development and promotion of our core technology business. The results of this management refocus are substantially reduced expenditure levels budgeted for the year 2002. We have minimum amounts for the purchase of needed assets and reduced capital expenditures.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of our fiscal year ended December 31, 2001, in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended December 31, 2001, we incurred a net loss of $5,461,800 and negative cash flows from operations of approximately $5,256,000. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the technology market.

If we are unable to generate revenue from our business operations or raise additional funds when needed or on favorable terms, UIT may not be able to continue developing our technology business. That would seriously harm our business, and have a direct impact on the results of operations and financial condition, and we are unlikely to survive beyond December 31, 2002.

PRIVATE PLACEMENT

On July 27, 2002, we entered into a Common Stock Purchase Agreement, pursuant to which the Company will sell a control block of its Common Stock for $25 million in cash, for a purchase price of $.50 per share, to Dr. Andreas Ohle, a German investor. After closing, the investor will own approximately 70% of our outstanding Common Stock. Consummation of the transaction is subject to the satisfaction of certain conditions, including the increase of our authorized Common Stock to 100,000,000 shares through an Amendment to our Certificate of Incorporation. The majority of our stockholders have consented to the increase of the authorized shares of Common Stock to enable this transaction to take place. We will mail an Information Statement to our stockholders to inform them of the proposed amendment to the Certificate of Incorporation as required by Delaware law and the applicable securities laws once the funds have been transferred to an escrow account. The closing of the private placement will occur as soon as the we are able to comply with the applicable securities laws. As of November 19, 2002 the Private Placement had not yet been funded, despite the fact that the due date for funding has passed. However, we have had continued assurances in writing from the investor that he indeed will fund this placement. We do not believe that Dr. Ohle will follow through with his signed agreement, and as a backup, we are seeking other sources of funding. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

FACTORS THAT COULD IMPACT FUTURE RESULTS

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have experienced significant operating losses in the current and prior years. Our cash and short-term investment balances have continued to decline since December 31, 2001, and we expect to experience further declining balances. At September 30, we only had $80,448 of cash. We have been unable to pay all of our creditors and certain other obligations in accordance with their terms. We expect that our cash on hand and short-term investments, together with cash generated by operations, cannot sufficiently fund future operating losses and capital requirements. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

For the three months ended September 30, 2002, we had a net loss of $1,097,330 and an accumulated deficit of $46,435,447. In addition, we have significant working capital requirements for marketing and selling our technologies, and these needs are expected to continue to be significant. Accordingly we will continue to experience additional losses in fiscal 2002 and 2003.

OUR BUSINESS MAY LACK SUFFICIENT DIVERSIFICATION AND MAY AFFECT OUR ABILITY TO SPREAD THE RISK OF ANY DOWNTURN IN THE TECHNOLOGY SECTOR.

Our primary business in 2001 and 2002 was research and development of our I-C-IT hardware and software. These activities are conducted through our wholly owned subsidiary, United Internet Technologies, Inc. (UIT). Our interactive technology business has been our primary business focus since 1998 and our operations from that business are limited in scope and duration. In October 2000, our Board of Directors decided to discontinue our other businesses of (i) children's recreational activities and (ii) making investments in affiliated companies. We have disposed of two of the three children's recreational facilities. We have one facility left and are in the process of trying to sublease the facility. Therefore, our business is not presently sufficiently diversified to spread the risk of any downturn in the growth of the Internet or in the development and licensing of our interactive Internet technology.

FUTURE REVENUES ARE UNCERTAIN.

We cannot forecast revenues from our technology business accurately. This is because of the limited operating history of our technology business and the rapidly developing nature of the technology market.

WE WILL NEED ADDITIONAL FINANCING

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

If the potential investor fails to fund the $25 million dollar investment or we are unable to obtain other funding on terms acceptable to us, or at all, or if we are not able immediately to recognize significant revenues from sales of our products, we may not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors and we may not be able to survive post year end. The Private Placement has not yet been funded, despite the fact that the due date for funding has passed. However, we have had continued assurances in writing from the investor that he indeed will fund this placement. We do not believe that the investor will follow through with his signed agreement. As a backup, we are seeking other sources of funding, but we have not identified any new sources of funding.

WE HAVE NOT HAD AN ANNUAL STOCKHOLDERS MEETING.

Our bylaws require us to have and annual stockholders meeting to elect directors each year. We have not held an annual meeting for several years. Pursuant to Delaware law, the Court of Chancery may summarily order a meeting to be held upon the application of any stockholder or director.

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

OUR TECHNOLOGY MAY NOT BE COMMERCIALLY ACCEPTED, WHICH WILL ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

Our technology subsidiary, UIT, was formed to develop and market our proprietary interactive Internet technology and related products. So far, UIT's operations have been limited to developing, marketing and licensing a small number of applications of our technology. Our ability to successfully compete in the online entertainment and "Brilliant Toy" sectors, establish brand recognition, and compete effectively depend upon many factors, including broad commercial acceptance of products embedded with our technology. The commercial success of products embedded with our technology depends upon the quality and acceptance of other competing products and technologies, capabilities of our competitors to provide more widely accepted products and technologies, our ability to secure licensing agreements with third parties, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. We cannot assure that new products embedded with our technology will achieve significant market acceptance or will generate significant revenue. If we are unable to license our technology to third parties or the marketplace does not broadly accept our products embedded with our technology, our results of operations and financial condition could be materially and adversely affected.

OUR GROWTH AND OPERATING RESULTS WILL BE IMPAIRED IF THE INTERNET AND ONLINE COMMERCE INDUSTRIES DO NOT CONTINUE TO GROW.

Because global commerce on the Internet is still new and evolving, we cannot predict the extent to which the Internet will be a viable commercial marketplace. In addition, there are several factors that could have an impact on the growth of e-commerce. These include:

o    security

o    reliability of service

o    cost of Internet access

o    how easy it is to use the Internet or e-commerce features on the Internet

o    how easy it is to gain access to the Internet

o    quality of service

o delays in developing new standards and protocols to handle increased Internet traffic

o    increased governmental regulation

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

Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

1.   The DIVO technology (issued)

2.   The Medical Monitoring Technology (issued)

3.   The I-C-IT Technology (approved and issue fee paid)

4. System for Remotely Controlling an Animatronics Device in a Chat Environment Utilizing Control Signals Sent by A Remote Device Over The Internet (issued)

We have six applications remaining; we are still waiting for Office Actions for all but one of these cases. However, given that they, for the most part, depend upon our core technology, we believe that most, if not all, of the presently pending applications will support claims, which will be allowed to proceed to issuance.

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

SALES OF ADDITIONAL SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET MAY CAUSE OUR STOCK PRICE TO FALL AND DILUTE OUR STOCKHOLDERS' INTERESTS.

If we raise additional funds by selling common stock or other equity securities, the interests of current stockholders would be diluted. We also may issue common stock, options or warrants to purchase our common stock to provide incentives to officers, employees, consultants, advisors and other people who perform services for us. Stock that is issued when options and warrants are exercised will dilute our present stockholders' ownership percentage in our Company.

CONTROL OF OUR COMPANY BY CERTAIN STOCKHOLDERS

Brian Shuster - Chairman of the Board, President, and Chief Executive Officer of our Company - and certain of his relatives are principal stockholders of our Company. Harry Shuster, the father of Brian Shuster, owns 25.28% of our common stock, and Brian Shuster owns 4.99% of our common stock, including options exercisable within 60 days. Therefore, Brian Shuster and members of his family have the ability to influence the outcome of Company actions requiring the approval of our stockholders. These matters include:

o    election of directors

o    mergers, sales of all or most of our assets; or

o    other change of control of our Company.

See ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES" for a description of a proposed $25 million private placement of Common Stock, the confirmation of which will constitute a change of control of the company.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have not paid dividends on our common stock in the past and we do not expect to declare dividends on our common stock in the foreseeable future. We intend to continue to retain earnings for use in the operation and expansion of our business. Dividend policy in the future is at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and other factors that the Board of Directors considers relevant. We are not a party to any agreement restricting the payment of dividends and we have not had a shareholder meeting

ITEM 3. CONTROL AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b)  CHANGES IN INTERNAL CONTROLS.

     No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During the nine months ended September 30, 2002, we received a three-day notice to pay rent or quit on a facility that we had previously vacated. The lease agreement allows us to sub-lease the facilities, although we have had difficulty working with the landlord to find a sub-tenant as the landlord has hindered us from sub-leasing the facility. Since we have discontinued these operations and vacated the property, we have accrued the remaining rental payments due through 2005, or approximately $15,000 per month or $500,000.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 19, 2002.

         REPORTS ON FORM 8-K

         The Company filed a Current Report on FORM 8-K on July 23, 2002 to report a change in its independent public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED LEISURE CORPORATION


By:  /S/ BRIAN SHUSTER
   -----------------------------------
Brian Shuster
President, Chief Executive Officer and
Acting Chief Financial Offier


Date:  November  19, 2002

       STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                       BY
           CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Brian Shuster, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Leisure Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


                                             /S/ BRIAN SHUSTER
                                            -----------------------------------
                                            Brian Shuster
                                            Chief Executive Officer and
                                            Acting Chief Financial Officer