Form 10QSB
period 2004-06-27
UNITED LEISURE CORP
filed 2005-02-09
CIK 59684

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2004

or

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

Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2004	September 28, 2003
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$219,711	$368,206
Accounts receivable, net	68,789	29,846
Inventories, net	242,934	200,128
Prepaid expenses	54,005	51,770
	-	-
TOTAL CURRENT ASSETS	585,439	649,950

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,069,077	2,220,719

OTHER ASSETS
Restricted cash	760,000	760,000
Due from related parties	4,052	21,458
Deposits and other assets	58,926	34,821
TOTAL OTHER ASSETS	822,978	816,279
TOTAL ASSETS	$3,477,494	$3,686,948

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$100,831	$313,528
Accounts payable and accrued liabilities	698,323	868,599
Taxes payable	287,858	514,065
Note payable to bank	185,000	185,000
Deferred revenues	478,783	464,284
Notes payable to related parties	3,486,196	1,511,146
Due to related parties	55,575	2,131,863
	-	-
TOTAL CURRENT LIABILITIES	5,292,566	5,988,485

LONG TERM LIABILITIES
Deferred rent payable	486,435	502,959
Other long term liabilities	48,308	48,308

TOTAL LONG TERM LIABILITIES	534,743	551,267

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value; authorized –
3,000,000 shares; issued and outstanding – none
Common stock, $.01 par value; authorized –
50,000,000 shares; issued and outstanding –
14,524,306 shares	145,244	145,244
Additional paid-in capital	13,279,044	13,279,044
Accumulated deficit	(15,744,103)	(16,277,092)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,349,815)	2,852,804)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,477,494	$3,686,948

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

REVENUES
Food and beverage	$978,584	$788,652	$3,069,054	$2,227,943
Merchandise sales	113,040	80,699	342,465	242,507
Humidor rental fees	681,403	615,790	2,054,993	1,624,001
Club activities	170,791	227,231	601,517	682,524
TOTAL REVENUES	1,943,818	1,712,372	6,068,029	4,776,975

COSTS AND EXPENSES
Food and beverage	415,370	304,050	1,253,406	813,944
Merchandise	61,333	41,265	181,431	135,415
Operating expenses
Direct labor	461,449	454,114	1,389,973	1,297,193
Occupancy and other	591,594	666,827	1,798,470	1,926,404
General and administrative	176,612	160,766	538,170	490,759
Depreciation and amortization	80,326	88,568	244,870	265,704
TOTAL COSTS AND EXPENSES	1,786,684	1,715,590	5,406,320	4,929,419

INCOME (LOSS) FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	157,134	(3,218)	661,709	(152,444)

OTHER INCOME (EXPENSE)
Interest income	51	2,415	894	8,825
Interest expense	(54,024)	(254,922)	(158,821)	(352,446)
Loss on disposal of asset	—	-	(791)	-
TOTAL OTHER INCOME (EXPENSE)	(53,973)	(252,507)	(158,718)	(343,621)
	-	-	-	-
NET INCOME (LOSS)	$103,161	$(255,725)	$502,991	$(496,065)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$(0.02)	$0.03	$(0.03)
DILUTED	0.01	(0.02)	0.03	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
BASIC	14,524,306	14,174,306	14,524,306	14,174,306
DILUTED	14,824,306	14,174,306	14,689,874	14,174,306

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 27, 2004	June 29, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$502,991	$(496,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	244,870	265,704
Changes in operating assets and liabilities:
Accounts receivable, net	(38,943)	14,361
Inventories, net	(42,806)	17,176
Prepaid expenses	(2,235)	(36,358)
Due from related parties	17,406	(14,938)
Deposits and other assets	(24,105)	180
Accounts payable and accrued liabilities	(170,276)	(197,348)
Taxes payable	(226,207)	403,544
Deferred revenues	14,499	(11,331)
Deferred rent payable	(16,524)	(16,524)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	258,670	(71,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(93,230)	(38,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	(212,697)	(274,830)
Notes payable and due to related parties	(101,238)	150,815
Note payable to bank	—	185,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(313,935)	60,985

NET DECREASE IN CASH AND CASH EQUIVALENTS	(148,495)	(48,779)

CASH AND CASH EQUIVALENTS, beginning of period	368,206	429,268

CASH AND CASH EQUIVALENTS, end of period	$219,711	$380,489

SUPPLEMENTAL DISCLOSURES:
Interest paid	$35,999	$19,435
Income taxes paid	4,705	4,705

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAND HAVANA ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 27, 2004 and JUNE 29, 2003
(Unaudited)

1.                BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The interim consolidated condensed financial statements presented have been prepared by Grand Havana Enterprises, Inc. (the “Company”) without audit, and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months and nine months ended June 27, 2004 and June 29, 2003, (b) the consolidated financial position at June 27, 2004 and (c) the consolidated cash flows for the nine months ended June 27, 2004 and June 29, 2003. Interim results are not necessarily indicative of the results for a full year. The consolidated balance sheet presented as of September 28, 2003 has been derived from the consolidated financial statements that have been audited by the Company’s independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form10-KSB.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Income (Loss) Per Share. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended June 29, 2003, because the Company incurred a loss during the periods and thus, their effect would have been anti-dilutive.

Principles of Consolidation. The consolidated financial statements include the accounts of Grand Havana Enterprises, Inc., and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses, related party receivables and payables, deferred liabilities and term loans. The fair value of the Company's financial instruments approximates the carrying value of the instruments.

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

Interpretation 46, as revised, applies to small business issuers no later than the end of the first reporting period after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer must apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

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

2.                SEGMENT INFORMATION

The Company maintains two locations, New York, New York and Beverly Hills, California. Information concerning principal geographic areas is set forth below:

	Three months ended June 27, 2004	Three months ended June 29, 2003
Revenues
New York, New York	$1,259,138	$1,105,155
Beverly Hills, California	684,680	607,217
Total	$1,943,818	$1,712,372

Gross Profit
New York, New York	$695,593	$629,873
Beverly Hills, California	310,073	283,070
Total	$1,005,666	$912,943

Net Income (Loss)
New York, New York	$210,573	$(134,038)
Beverly Hills, California	141,206	89,546
Los Angeles, California (corporate)	(248,618)	(211,233)
Total	$103,161	(255,725)

	Nine Months ended June 27, 2004	Nine Months ended June 29, 2003
Revenues
New York, New York	$4,011,960	$2,901,884
Beverly Hills, California	2,056,069	1,875,091
Total	$6,068,029	$4,776,975

Gross Profit
New York, New York	$2,314,776	$1,629,446
Beverly Hills, California	928,443	900,977
Total	$3,243,219	$2,530,423

Net Income (Loss)
New York, New York	$835,404	$(153,608)
Beverly Hills, California	358,056	292,161
Los Angels, California (corporate)	(690,469)	(634,618)
Total	$502,991	$(496,065)

Total Assets
New York, New York	$2,257,066	$2,293,746
Beverly Hills, California	1,069,172	1,129,114
Los Angeles, California (corporate)	151,256	452,335
Total	$3,477,494	$3,875,195

3.                RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties. Notes payable to related parties at June 27, 2004 and September 28, 2003 consisted of principal amounts due to the following:

	June 27, 2004	September 28, 2003
(A) Promissory notes, former Chief Executive Officer	$2,460,901	$940,246
(B) Affiliated Company	782,917	489,000
(C) Former landlord	166,055	—
(D) Chief Executive Officer	76,323	81,900
Total	$3,486,196	$1,511,146

(A) As of March 1, 2004, the Company was indebted to its former Chief Executive Officer in the principal amount of $2,500,901 as a result of monies owed pursuant to notes issued to the former CEO in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. On March 1, 2004, the Company and its former Chief Executive Officer agreed to cancel and terminate the outstanding obligations owed by the Company as of such date, and, in lieu thereof, the Company issued a promissory note to the former CEO in the amount of $2,500,901 (the "March 2004 Promissory Note"). In connection therewith, the former CEO agreed to terminate a  Security Agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payment was made by the former Chief Executive Officer. The Company agreed to make payments to the former Chief Executive Officer of at least $10,000 a month. As of June 27, 2004, the Company owed a principal balance of $2,460,901.

(B) As of March 1, 2004, the Company was indebted to an affiliated company, United Film Distributors, Inc. (“United Films”) in the amount of $782,917, as a result of monies due under a promissory note issued to the affiliated company in May 1997 (the "1997 Promissory Note"). On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note in the amount of $782,917. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payment was made by United Films.

(C) As of March 1, 2004, the Company was indebted to 1990 Westwood Boulevard, Inc. (“1990 Westwood”), the Company’s former landlord of its corporate office, in the amount of  $181,720 for outstanding rent due under its lease. On March 1, 2004, the Company entered into a letter agreement with its former landlord, whereby the Company issued a promissory note in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (i) the sale of all or substantially all of the assets of the Company, (ii) a change in control of the Company, or (iii) ninety days after written demand for payment was made by 1990 Westwood. The Company made a $15,665 payment to 1990 Westwood on March 8, 2004. As of June 27, 2004, the Company owed a total of $166,055 to its former landlord.

(D) In 1999, the Chief Executive Officer and principal stockholder of the Company advanced the Company $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with its Chief Executive Officer to borrow an additional $50,000. The note bears interest at 7% per annum, and is due and payable on September 15, 2004. As of June 27, 2004, the Company repaid $33,677, bringing the total indebtedness to $76,900.

As of June 27, 2004, United Leisure Corporation (“United Leisure”), an affiliated company, owned 966,666 shares of the Company’s common stock. This stock was issued to United Leisure in repayment of advances the affiliate granted the Company.

Due from Related Parties. Amounts due from related parties at June 27, 2004 and September 28, 2003 consisted of the following:

	June 27, 2004	September 28, 2003
Affiliated Company	$3,424	$20,794
Former landlord	13	—
Expenses owed by related party	615	664

	$4,052	$21,458

    Due to Related Parties. Amounts due to related parties at June 27, 2004 and September 28, 2003 consisted of the following:

	June 27, 2004	September 28, 2003
Advances from the former Chief Executive Officer	$—	$725,530
Accrued interest expense to affiliate	12,655	306,399
Accrued interest expense to
former Chief Executive Officer	39,844	874,161
Accrued salary and interest expense to Chief Executive Officer	346	44,053
Accrued interest and rent from former landlord	2,730	181,720
	$55,575	$2,131,863

These advances are unsecured, bear interest at 10% per annum, and are due and payable on demand.

4.            TAXES PAYABLE

In May 2003, the Company began negotiations with the State of New York Department of Finance with regards to the Company’s sales tax in arrears. The Company paid $100,000 as a down payment and entered into a tentative agreement to pay $25,000 a month until the total balance was paid-in-full. In July 2003, the Company began making monthly payments. On January 24, 2004, the State of New York formally approved the $25,000 per month payment agreement, which is scheduled to end in July 2005. The Company owed the New York State Department of Taxation $287,858 in back sales tax, interest and penalties as of June 27, 2004.

5.            NOTE PAYABLE

The Company has a $185,000 loan with Bank Leumi. The note is dated February 28, 2003 and matures on March 1, 2005. The interest rate is LIBOR plus 2%. The Company's Chief Executive Officer is a guarantor of the Company's credit line and has pledged certain personal assets to secure the obligation.

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

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties associated with the ability to obtain adequate working capital on terms favorable to the Company, compliance with regulatory requirements, the Company’s ability to sell more memberships, a decline in public consumption of cigars and other tobacco products, significant increases in excise taxes which could substantially increase the price of cigars and general economic factors. All forward-looking statements contained in the Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

The Company is engaged in the business of the ownership and operation of private membership cigar clubs known as “Grand Havana Rooms,” and in the ownership and operation of retail cigar stores known as “Grand Havana House of Cigars.” Unless the context otherwise indicates, the “Company” means Grand Havana Enterprises, Inc. and its consolidated subsidiaries.

The Company was incorporated under the laws of the State of Delaware on April 13, 1993 under the name “United Restaurants, Inc.” The Company was originally formed in order to acquire all of the capital stock of Love’s Enterprises, Inc. (“LEI”), which company was the franchiser, owner and operator of the Love’s restaurant chain. The Company acquired the stock of LEI in May 1993. In December 1996, due to less than anticipated operating results from the Love’s restaurant chain, the Company adopted a plan of discontinuance with respect to the Love’s restaurant chain, which plan was completed in July 1998.

The Company currently owns and operates two Grand Havana Rooms, one in Beverly Hills, California, which opened in June 1995 and one in New York, New York, which opened in May 1997. The Company formerly operated a third Grand Havana Room and House of Cigars in Washington, D.C. That location was closed in February 1999 and substantially all of the assets were sold. In addition, the Company currently owns and operates one Grand Havana House of Cigars location, in Beverly Hills, California, which opened in December 1997. The Company previously operated a Grand Havana House of Cigars in Las Vegas, Nevada, which opened in November 1997. The Company closed the Las Vegas Grand Havana House of Cigars, on January 1, 2002. The Company’s primary business focus is operating its existing cigar clubs and retail store.

For the nine months ended June 27, 2004, the Company had a net income of $502,991, compared to a net loss of $(496,065) for the nine months ended June 29, 2003. This is primarily due to an increase in membership and club usage at the Grand Havana Room in New York City.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 2004 COMPARED TO THREE MONTHS ENDED JUNE 29, 2003.

REVENUES

The Company derives revenues from continuing operations from four principal sources: (1) membership (humidor rental) fees; (2) sales of cigars and related merchandise, (3) club activities; and (4) food and beverage sales. During the fiscal quarter ended June 27, 2004, the Company had revenues for $1,943,818, compared to revenues of $1,712,372 for fiscal quarter ended June 29, 2003, an increase of $231,446, or approximately 13.5%. This increase in revenue is primarily due to an increase in humidor rental fees.

Humidor Rental Fees. Revenue from humidor rental fees increased from $615,790 in the fiscal quarter ended June 29, 2003 to $681,403 in the fiscal quarter ended June 27, 2004, an increase of $65,613, or approximately 10.7%. This was primarily due to an increase in membership at the New York Grand Havana Room. The New York Grand Havana Room is now maintaining a waiting list for membership.

Merchandise Sales. Revenue from merchandise sales increased from $80,699 in the fiscal quarter ended June 29, 2003 to $113,040 in the fiscal quarter ended June 27, 2004, an increase of $32,341, or approximately 40.1%. This increase is principally due to an increase in membership in the New York Grand Havana Room.

Club Activities. Revenue from club activities or private events decreased from $227,231 in the fiscal quarter ended June 29, 2003 to $170,791 in the fiscal quarter ended June 27, 2004, a decrease of $56,440, or approximately 24.8%.

Food and Beverage. Revenue from food and beverage increased from $788,652 in the fiscal quarter ended June 29, 2003 to $978,584 in the fiscal quarter ended June 27, 2004, an increase of $189,932, or approximately 24.1%. This increase is primarily due to a greater number of members in the New York Grand Havana Room.

COSTS AND EXPENSES

During the fiscal quarter ended June 27, 2004, the Company incurred total costs and expenses of $1,786,684, compared to $1,715,590 for the fiscal quarter ended June 29, 2003, an increase of $71,094, or approximately 5.1%.

Food and Beverage. During the quarter ended June 27, 2004, food and beverage expenses were $415,370, an increase of $111,320, or 36.6%, over food and beverage expenses for the quarter ended June 29, 2003. This increase was attributable to a 24.1% increase in food and beverage income. The Company also closed its kitchen in Beverly Hills at the end of January 2001, and entered into a contract with Mistral’s Brasserie L.L.C. (“Mistral’s”) to provide food for the club. In June 2002, Mistral’s was replaced by 301 N. Canon Dr. L.L.C. (“301 Canon”). In August 2003, 301 Canon was replaced by Luce of Beverly Hills (“Luce”). The contract calls for food costs to be 78% of Luce’s sales.

Merchandise. During the quarter ended June 27, 2004, merchandise expenses were $61,333 an increase of $20,068, or 48.6%, over merchandise expenses for the quarter ended June 29, 2003. This increase was due to a 40.1% increase in merchandise sales.

Operating Expenses. During the quarter ended June 27, 2004, operating expenses were $1,053,043, a decrease of $67,898, or 6.0%, from operating expenses for the quarter ended June 29, 2003.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 9.3%, from $88,568 in the fiscal quarter ended June 29, 2003, to $80,326 in the fiscal quarter ended June 27, 2004.

General and Administrative. General and administrative expenses increased by approximately 9.9%, from $160,766 in the fiscal quarter ended June 29, 2003, to $176,612 in the fiscal quarter ended June 27, 2004.

NET INCOME

The Company experienced a net income of $103,161, or $0.01 per share, for the fiscal quarter ended June 27, 2004, compared to a net loss of $(255,725), or $(0.02) per share, for fiscal quarter ended June 29, 2003, an increase in net income of $358,886, or approximately 140.3%.

NINE MONTHS ENDED JUNE 27, 2004 COMPARED TO NINE MONTHS ENDED JUNE 29, 2003.

REVENUES

During the nine months ended June 27, 2004, the Company had revenues of $6,068,029, compared to revenues of $4,776,975 for the nine months ended June 29, 2003, an increase of $1,291,054, or approximately 27.0%. This increase in revenue is primarily due to an increase in humidor rental fees and food and beverage revenue from the New York Grand Havana Room.

Humidor Rental Fees. Revenue from humidor rental fees increased from $1,624,001 in the nine months ended June 29, 2003 to $2,054,993 in the nine months ended June 27, 2004, an increase of $430,992, or approximately 26.5%. This increase is due to an increase in membership at the Grand Havana Room in New York.

Merchandise Sales. Revenue from merchandise sales increased from $242,507 in the nine months ended June 29, 2003 to $342,465 in the nine months ended June 27, 2004, an increase of $99,958, or approximately 41.2%.

Club Activities. Revenue from club events decreased from $682,524 in the nine months ended June 29, 2003 to $601,517 in the nine months ended June 27, 2004, a decrease of $81,007, or approximately 11.9%.

Food and Beverage. Revenue from food and beverage increased from $2,227,943, in the nine months ended June 29, 2003 to $3,069,054 in the nine months ended June 27, 2004, an increase of $841,111, or approximately 37.8%. This is primarily due to an increase in members utilizing the club in New York City.

COST AND EXPENSES

During the nine months ended June 27, 2004, the Company incurred total costs and expenses of $5,406,320, compared to $4,929,419 for the nine months ended June 29, 2003, an increase to $411,901, or approximately 9.6%.

Food and Beverage. During the nine months ended June 27, 2004, food and beverage expenses were $1,253,406, an increase of $439,462, or 54.0%, over food and beverage expenses for nine months ended June 29, 2003.

Merchandise. During the nine months ended June 27, 2004, merchandise expenses were $181,431, an increase of $46,016, or 34.0%, over merchandise expenses for the nine months ended June 29, 2003.

Operating Expenses. During the nine months ended June 27, 2004, operating expenses were $3,188,443, a decrease of $35,154, or 1.0%, from operating expenses for the nine months ended June 29, 2003.

Depreciation and Amortization. Depreciation and amortization expenses decreased by approximately 7.8%, from $265,704 in the nine months ended June 29, 2003, to $244,870 in the nine months ended June 27, 2004.

General and Administrative. General and administrative expenses increased by approximately 9.7%, from $490,759 in the nine months ended June 29, 2003, to $538,170 in the nine months ended June 27, 2004.

NET INCOME

The Company had net income of $502,991, or $0.03 per share, for the nine months ended June 27, 2004, compared to a net loss of $(496,065), or $(0.03) per share, for the nine months ended June 29, 2003, an increase in net income of $999,056, or 201.4%.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 2004, the Company had cash or cash equivalents of $219,711.

As of March 1, 2004, the Company was indebted to Harry Shuster, the former Chief Executive Officer, in the amount of $2,500,901 as a result of amounts due under notes issued to Mr. Shuster in 1998 and 2001, and as a result of accrued liabilities to advances made by the former CEO. As of March 1, 2004, the Company and Mr. Shuster agreed to cancel and terminate the outstanding obligations owed by the Company as of such date, and, in lieu thereof, the Company issued the March 2004 Promissory Note to the former CEO in the amount of $2,500,901. In connection therewith, Mr. Shuster agreed to terminate a Security Agreement dated September 30, 1998, whereby he was granted a security interest in substantially all of the assets of the Company. The March 2004 Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment was made by Mr. Shuster. As of June 27, 2004, the Company owed a principal balance of $2,460,901.

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

On March 1, 2004, the Company was indebted to 1990 Westwood Boulevard, its former landlord, in the amount of $181,720 for outstanding accrued rent due under its lease. On March 1, 2004, the Company and 1990 Westwood entered into a letter agreement, whereby the Company issued a promissory note to 1990 Westwood in the amount of $181,720. The promissory note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment was made by 1990 Westwood. The balance as of June 27, 2004 was $166,055.

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

As of March 1, 2004, the Company was indebted to United Films in the amount of $782,917 as a result of monies due under the 1997 Promissory Note. The president of United Films is Brian Shuster, the son of Harry Shuster and brother of Stanley Shuster, the current Chief Executive Officer and principal stockholder of the Company. On March 1, 2004, the Company and United Films agreed to cancel and terminate the obligations due under the 1997 Promissory Note, and, in lieu thereof, the Company issued a promissory note to United Films in the amount of $782,917 (the “March 2004 United Films Promissory Note”). The March 2004 United Films Promissory Note provided for interest at the rate of 5% per annum, and was due and payable upon the earlier of (1) the sale of all or substantially all of the assets of the Company, (2) a change in control of the Company, or (3) ninety days after written demand for payment was made by United Films.

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

In 1999, Stanley Shuster, the Chief Executive Officer and principal stockholder of the Company, advanced the Company $60,000. The note bears interest at 10.3% per annum. On June 18, 2003, the Company entered into a loan agreement with its Chief Executive Officer to borrow an additional $50,000. The note bears interest at 7% per annum, and was due and payable on September 15, 2004. As of June 27, 2004, the Company owed $76,323 to Stanley Shuster.

 The Company believes that it will meet its working capital needs in the current fiscal year from the operations of its Grand Havana Rooms and Grand Havana House of Cigars locations. Due to the fact that the trading price of the Company’s common stock has remained low in the last twelve months and because it is not trading on a nationally recognized exchange, the Company does not anticipate that it will be able to sell its securities in private placements on terms that are acceptable to the Company for the foreseeable future. If the Company is unable to raise additional funds through private placement of its securities, it may seek financing from affiliated or unaffiliated third parties. There can be no assurance, however, that such financing would be available to the Company when and if it is needed, or that if available, that it will be on terms acceptable to the Company.

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

Recent Accounting Pronouncements. In January 2003, FASB issued Interpretation 46 which addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties; or (ii) the investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, or (b) the obligation to absorb the expected losses of the entity if they occur.

Interpretation 46, as revised, also requires expanded disclosure by the primary beneficiary of a variable interest entity, and by an enterprise that holds a significant variable interest in a variable interest entity, but is not the primary beneficiary.

Interpretation 46 applies to small business issuers no later than the end of the first reporting period after December 15, 2004. The effective date includes those entities to which Interpretation No. 46 had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer must apply Interpretation 46 to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative effect adjustment as of the date it is first applied, or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

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

GRAND HAVANA ENTERPRISES, INC.

Date: February 9, 2005	/s/ Stanley Shuster
Chief Executive Officer and Chief Financial Officer

